Form 10-Q
period 2016-06-30
ENTERGY ARKANSAS INC; ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC
filed 2016-08-04
CIK 7323, 65984, 202584, 1427437, 71508, 66901, 1348952

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 29, 2016
Entergy Corporation	($0.01 par value)	178,982,069

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2015 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2016, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement, which occurred in November 2015, and the termination of Entergy Texas’s, Entergy New Orleans’s, and Entergy Louisiana’s participation in the System Agreement, which will occur on August 31, 2016, and will result in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by FERC in December 2015;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to MISO, which occurred in December 2013, including the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned potential or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings and litigation;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

FORWARD-LOOKING INFORMATION (Concluded)

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental, tax, and other laws and regulations, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, thermal energy, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel and nuclear waste disposal fees charged by the U.S. government or other providers related to such sites;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•	the effects of Entergy’s strategies to reduce tax payments;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	the effect of litigation and government investigations or proceedings;

•	changes in technology, including with respect to new, developing, or alternative sources of generation;

•
the effects of threatened or actual terrorism, cyber-attacks or data security breaches, including increased security costs, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•
declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission nuclear plant sites;

•	the implementation of the planned shutdown of Pilgrim and FitzPatrick and the related decommissioning of those plants and Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a Louisiana limited liability company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires. Effective October 1, 2015, the business of Entergy Gulf States Louisiana was combined with Entergy Louisiana.

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company formally created as part of the combination of Entergy Gulf States Louisiana and the company formerly known as Entergy Louisiana, LLC (Old Entergy Louisiana) into a single public utility company and the successor to Old Entergy Louisiana for financial reporting purposes.

Entergy Texas
Entergy Texas, Inc., a Texas corporation formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2015 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy

v

DEFINITIONS (Continued)

Abbreviation or Acronym	Term
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. Entergy Arkansas terminated its participation in the System Agreement effective December 18, 2013. Entergy Mississippi terminated its participation in the System Agreement effective November 7, 2015.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies
Entergy Arkansas, Entergy Gulf States Louisiana (prior to the completion of the business combination with Entergy Louisiana), Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Second Quarter 2016 Compared to Second Quarter 2015

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2016 to the second quarter 2015 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2015 Consolidated Net Income (Loss)	$204,035	($3,545)	($46,768)	$153,722

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	36,565	(57,433)	(6)	(20,874)
Other operation and maintenance	(29,906)	(41,646)	2,938	(68,614)
Asset write-offs, impairments, and related charges	—	6,969	—	6,969
Taxes other than income taxes	2,146	(9,375)	100	(7,129)
Depreciation and amortization	13,204	(18,004)	114	(4,686)
Other income	15,134	1,778	(990)	15,922
Interest expense	6,952	630	3,101	10,683
Other expenses	4,604	(16,893)	—	(12,289)
Income taxes	(121,583)	(231,755)	4,584	(348,754)

2nd Quarter 2016 Consolidated Net Income (Loss)	$380,317	$250,874	($58,601)	$572,590

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Second quarter 2016 results of operations include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $59 million ($38 million net-of-tax) due to the effects of recording in second quarter 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 10 to the financial statements herein for additional discussion of the income tax items and Note 1 to the financial statements herein for discussion of the DOE litigation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$1,488
Retail electric price	55
Volume/weather	8
Louisiana Act 55 financing savings obligation	(16)
Other	(11)
2016 net revenue	$1,524

The retail electric price variance is primarily due to:

•
an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station;

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, related to the purchase of Power Block 1 of the Union Power Station; and

•
an increase in the formula rate plan for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station.

See Note 2 to the financial statements herein for further discussion of the rate proceedings. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The volume/weather variance is primarily due to an increase of 369 GWh, or 1%, in billed electricity usage primarily due to an increase in industrial usage, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in industrial usage is primarily due to increased growth from new and expansion customers, primarily in the chemicals industry, as well as existing customers, primarily in the petroleum refining industry.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings results from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$350
Nuclear realized price changes	(38)
Nuclear volume	(36)
Rhode Island State Energy Center	(10)
Nuclear fuel expenses	29
Other	(2)
2016 net revenue	$293

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $57 million in the second quarter 2016 as compared to the second quarter 2015 primarily due to:

•	lower realized wholesale energy prices and lower capacity prices;

•
lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more refueling outage days in the second quarter 2016 as compared to the second quarter 2015. See “Nuclear Matters - Indian Point 2 Outage” below for discussion of the extended Indian Point 2 outage in second quarter 2016; and

•	the sale of the Rhode Island State Energy Center in December 2015.

The decrease was partially offset by a decrease in nuclear fuel expenses primarily related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2016 and 2015:

	2016	2015
Owned capacity (MW) (a)	4,880	5,463
GWh billed	7,866	9,578
Average revenue per MWh	$43.74	$45.87

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	76%	89%
GWh billed	7,308	8,555
Average revenue per MWh	$43.52	$45.84
Refueling Outage Days:
Indian Point 2	77	—
Pilgrim	—	34

(a)	The reduction in owned capacity is due to the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

of sustained low natural gas prices and power market structure challenges on market prices for electricity over the past few years in the power regions where the Entergy Wholesale Commodities power plants are located. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments” below, Entergy Wholesale Commodities has sold forward 87% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $41.70 per MWh based on market prices at June 30, 2016. In addition, Entergy Wholesale Commodities has sold forward 83% of its planned nuclear energy output for 2017 for an expected average contracted energy price of $44.20 per MWh based on market prices at June 30, 2016.

The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The severity of the challenge varies for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in their regions.

In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The decisions to shut down the plants were primarily due to the poor market conditions that have led to reduced revenues, the poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The Pilgrim plant is expected to cease operations on May 31, 2019. The FitzPatrick plant is preparing to shut down at the end of its current fuel cycle, which is planned for late January 2017, and those preparations are ongoing. Entergy announced in July 2016, however, that it is in discussions with another company for the possible sale of FitzPatrick, which is discussed in more detail in “Critical Accounting Estimates - Impairment of Long-lived Assets and Trust Fund Investments.”

Entergy previously shut down Vermont Yankee in 2014, and, after the closure of Pilgrim and the closure or sale of FitzPatrick, will have two remaining nuclear power generating facilities in operation in the Entergy Wholesale Commodities business, Indian Point and Palisades. Unlike the three facilities that Entergy has decided to shut down, Indian Point is a multi-unit site, with both Indian Point 2 and 3 in operation, that sells power at NYISO Zone G, which is a key supply region for New York City. In addition, Indian Point 2 (1,028 MW) and 3 (1,041 MW) are significantly larger plants than Vermont Yankee (605 MW), Pilgrim (688 MW), or FitzPatrick (838 MW). The Indian Point plants, however, are currently involved and face opposition in extensive licensing proceedings, which are described in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K and with updates herein. Palisades (811 MW) is similar in size to FitzPatrick, is also a single-unit site, and the MISO market in which it operates has also experienced market price declines over the past few years. At this time, however, most of the Palisades output is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

In 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in the Form 10-K in “MANAGMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates,” with updates herein. If economic conditions or regulatory activity no longer support Entergy’s continued operation of Indian Point or Palisades for their expected lives or no longer support the recovery of the costs of the plants, it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $612 million for the second quarter 2015 to $582 million for the second quarter 2016 primarily due to:

•
a decrease of $16 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•
a decrease of $12 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in the second quarter 2016 as compared to the second quarter 2015, partially offset by an increase as a result of the purchase of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of the Union Power Station in March 2016.

Other income increased primarily due to higher earnings on decommissioning trust fund investments in the second quarter 2016 as compared to the second quarter 2015.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $212 million for the second quarter 2015 to $171 million for the second quarter 2016 primarily due to a decrease of $42 million related to proceeds received in June 2016 as a result of the litigation against the DOE for the reimbursement of spent nuclear fuel storage costs. See Note 1 to the financial statements herein for discussion of the DOE litigation.

Depreciation and amortization expenses decreased primarily due to:

•
the effects of recording the final court decisions in the FitzPatrick, Vermont Yankee, and Indian Point 3 lawsuits against the DOE related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $11 million of spent nuclear fuel storage costs previously recorded as depreciation. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•
decreases in depreciable asset balances as a result of the impairments of the FitzPatrick, Pilgrim, and Palisades plants in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments; and

•	a decrease in depreciable asset balances as a result of the sale of the Rhode Island State Energy Center in December 2015.

Other expenses decreased primarily due to the reduction in deferred refueling outage amortization costs related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Income Taxes

The effective income tax rate was (76.9%) for the second quarter 2016. The difference in the effective income tax rate for the second quarter 2016 versus the federal statutory rate of 35% was primarily due to a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

income tax purposes that resulted in reduced income tax expense and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016. See Note 10 to the financial statements for additional discussion of the tax election and the tax settlements.

The effective income tax rate was 39.4% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2016 to the six months ended June 30, 2015 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2015 Consolidated Net Income (Loss)	$431,786	$119,887	($95,022)	$456,651

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	1,139	(117,750)	(17)	(116,628)
Other operation and maintenance	(71,184)	(40,309)	4,684	(106,809)
Asset write-offs, impairments, and related charges	—	14,329	—	14,329
Taxes other than income taxes	(4,315)	(10,349)	(210)	(14,874)
Depreciation and amortization	21,823	(24,162)	(62)	(2,401)
Other income	6,836	(18,755)	(1,911)	(13,830)
Interest expense	7,921	818	5,854	14,593
Other expenses	10,545	(37,743)	—	(27,198)
Income taxes	(104,997)	(249,632)	(4,650)	(359,279)

2016 Consolidated Net Income (Loss)	$579,968	$330,430	($102,566)	$807,832

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the six months ended June 30, 2016 include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $59 million ($38 million net-of-tax) due to the effects of recording in second quarter 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 10 to the financial statements herein for additional discussion of the income tax items and Note 1 to the financial statements herein for discussion of the DOE litigation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$2,898
Retail electric price	82
Louisiana Act 55 financing savings obligation	(16)
Volume/weather	(39)
Other	(26)
2016 net revenue	$2,899

The retail electric price variance is primarily due to:

•
an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station;

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, related to the purchase of Power Block 1 of the Union Power Station; and

•
an increase in the formula rate plan for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station.

See Note 2 to the financial statements herein for further discussion of the rate proceedings. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings results from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to a decrease of 480 GWh, or 1%, in billed electricity usage primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is due to increased growth for new and expansion customers, primarily in the chemicals industry, as well as existing customers, primarily in the petroleum refining industry.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$877
Nuclear realized price changes	(116)
Nuclear volume	(25)
Rhode Island State Energy Center	(25)
Nuclear fuel expenses	50
Other	(2)
2016 net revenue	$759

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $118 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to:

•	lower realized wholesale energy prices and lower capacity prices;

•
lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more refueling outage days in 2016 as compared to the same period in 2015, partially offset by fewer unplanned outage days in 2016 as compared to the same period in 2015. See “Nuclear Matters - Indian Point 2 Outage” below for discussion of the extended Indian Point 2 outage in the second quarter 2016; and

•	the sale of the Rhode Island State Energy Center in December 2015.

The decrease was partially offset by a decrease in nuclear fuel expenses primarily related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2016 and 2015:

	2016	2015
Owned capacity (MW) (a)	4,880	5,463
GWh billed	17,112	19,170
Average revenue per MWh	$50.62	$56.44

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	89%
GWh billed	15,996	17,173
Average revenue per MWh	$51.07	$55.85
Refueling Outage Days:
Indian Point 2	102	—
Indian Point 3	—	23
Pilgrim	—	34

(a)	The reduction in owned capacity is due to the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,167 million for the six months ended June 30, 2015 to $1,096 million for the six months ended June 30, 2016 primarily due to:

•
a decrease of $31 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•
a decrease of $30 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
the deferral of $8 million of previously-incurred costs related to ANO post-Fukushima compliance and $10 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the Entergy Arkansas 2015 rate case settlement. See Note 2 to the financial statements herein for further discussion of the rate case settlement; and

•
a decrease of $7 million as a result of spending in 2015 related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. Deferrals of $15.8 million of certain external costs incurred were recorded in the third and fourth quarter 2015, as approved by the LPSC. These costs are being amortized over a ten-year period beginning December 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination.

The decrease was partially offset by an increase of $29 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs, an overall higher scope of work done during plant outages as compared to prior year, and higher nuclear labor costs, including contract labor. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below and in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of the Union Power Station in March 2016.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $425 million for the six months ended June 30, 2015 to $384 million for the six months ended June 30, 2016 primarily due to a decrease of $42 million related to proceeds received in June 2016 as a result of the litigation against the DOE for the reimbursement of spent nuclear fuel storage costs. See Note 1 to the financial statements herein for discussion of the DOE litigation.

Depreciation and amortization expenses decreased primarily due to:

•
the effects of recording the final court decisions in the FitzPatrick, Vermont Yankee, and Indian Point 3 lawsuits against the DOE related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $11 million of spent nuclear fuel storage costs previously recorded as depreciation. See Note 1 to the financial statements herein for discussion of the DOE litigation;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	decreases in depreciable asset balances as a result of the impairments of the FitzPatrick, Pilgrim, and Palisades plants in the third and fourth quarters of 2015; and

•	a decrease in depreciable asset balances as a result of the sale of the Rhode Island State Energy Center in December 2015.

Other income decreased primarily due to lower realized gains on decommissioning trust fund investments in 2016 as compared to the same period in 2015, which included realized decommissioning trust gains that resulted from portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Other expenses decreased primarily due to the reduction in deferred refueling outage amortization costs related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Income Taxes

The effective income tax rate was (15.6%) for the six months ended June 30, 2016. The difference in the effective income tax rate for the six months ended June 30, 2016 versus the federal statutory rate of 35% was primarily due to a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes that resulted in reduced income tax expense and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016. See Note 10 to the financial statements for additional discussion of the tax election and the tax settlements.

The effective income tax rate was 35.4% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS and book and tax differences related to the allowance for equity funds used during construction. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal joint application in process for these plants.  Following are updates to that discussion.

Indian Point NRC/ASLB Proceedings

In May 2016 the NRC issued a decision sustaining New York State’s appeal of the ASLB’s November 2013 Track 1 decision upholding the adequacy of Severe Accident Mitigation Alternatives (SAMA) decontamination cost estimates.  The NRC directed its staff to supplement its SAMA analysis to include sensitivity runs for two inputs to SAMA decontamination costs.  Since SAMA analysis is part of the NRC’s environmental impact analysis, and not part of its safety analysis, further supplementation of the NRC’s Final Supplemental Environmental Impact Statement (FSEIS) will be required, with attendant impact on the schedule for completion of proceedings before the NRC.

In June 2016 the ASLB resolved in favor of Entergy and the NRC staff the last outstanding Track 1 appeal. That appeal addressed SAMA issues separate from those resolved in the May 2016 NRC decision discussed above. With respect to Track 2 contentions, the ASLB issued a scheduling order in July 2016 setting a schedule for the filing of (a) supplemental testimony on New York State’s contention challenging the adequacy of Indian Point’s aging management program for reactor vessel internals, with a focus on baffle-former bolts and (b) findings of fact and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

conclusions of law on all Track 2 issues. Deadlines for several rounds of filings were set for November 2016 through June 2017.

The NRC staff advised that the target for issuance of the second supplemental FSEIS for Indian Point was moved from September 2016 to January 2017.

Indian Point Coastal Zone Management Act Proceedings

As discussed in the Form 10-K, in January 2016, Entergy filed suit in the U.S. District Court for the Northern District of New York challenging the New York State Department of Environmental Conservation’s objection to Entergy’s withdrawn Coastal Zone Management Act consistency certification on federal preemption grounds. Entergy’s complaint requests a determination that the objection, which cites nuclear safety concerns, is preempted and thus invalid. The New York State Department of State filed a motion to dismiss Entergy’s lawsuit in March 2016, and Entergy filed its response in May 2016.

ANO Damage, Outage, and NRC Reviews

                See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

                As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix.  Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.  Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $30.6 million was incurred through June 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2016	December 31, 2015
Debt to capital	59.6%	59.1%
Effect of excluding securitization bonds	(1.2%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	58.4%	57.7%
Effect of subtracting cash	(1.8%)	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	56.6%	55.0%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2016 was 2.28% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2016:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$240	$6	$3,254

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million. As of June 30, 2016, $59 million in cash borrowings were outstanding under the credit facility. Entergy Nuclear Vermont Yankee also entered into an uncommitted credit facility guaranteed by Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Corporation with a borrowing capacity of $85 million which expires in January 2018. As of June 30, 2016 there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of June 30, 2016, Entergy Corporation had $853 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2016 was 1.13%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2016 through 2018. Following are updates to the discussion.

Following are the current annual amounts of Entergy’s planned construction and other capital investments by operating segment for 2016 through 2018.

Planned construction and capital investments	2016	2017	2018
	(In Millions)
Utility:
Generation	$1,770	$1,160	$1,390
Transmission	690	860	765
Distribution	765	870	800
Other	280	200	175
Total	3,505	3,090	3,130
Entergy Wholesale Commodities	265	255	200
Total	$3,770	$3,345	$3,330

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments such as the Union Power Station purchase in March 2016, the St. Charles Power Station and the New Orleans Power Station, each discussed below, the self-build option at Entergy Louisiana’s Nelson site selected in the request for proposal for Developmental and Existing Capacity and Energy Resources, and the self-build option at Entergy Texas’s Lewis Creek site selected in the request for proposal for Long-Term Combined Cycle Turbine Capacity and Energy Resources and Limited-Term Capacity and Energy Resources; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. Testimony was filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the request for proposal excluded consideration of certain resources that could be more cost effective, that the request for proposal provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

conditions. The request for proposal independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, in July 2016 an ALJ issued a final recommendation that the LPSC certify that the construction of St. Charles Power Station is in the public interest. Subject to timely regulatory approval by the LPSC and receipt of other permits and approvals, construction will commence, and commercial operation is estimated to occur in 2019. Pending receipt of these approvals, Entergy Louisiana continues pre-construction design and procurement activities, primarily focused on procuring long lead time items in order to preserve the project schedule.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 megawatt advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. Entergy New Orleans is seeking a procedural schedule that will provide a Council decision within a timeframe that would support a commercial operation date in late-2019.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2016 meeting, the Board declared dividends of $0.85 per share, which is the same quarterly dividend per share that Entergy has paid since fourth quarter 2015.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Millions)
Cash and cash equivalents at beginning of period	$1,351	$1,422

Cash flow provided by (used in):
Operating activities	1,252	1,338
Investing activities	(2,266)	(1,370)
Financing activities	659	(480)
Net decrease in cash and cash equivalents	(355)	(512)

Cash and cash equivalents at end of period	$996	$910

Operating Activities

Net cash flow provided by operating activities decreased $86 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	lower Entergy Wholesale Commodities net revenue in 2016 as compared to the same period in 2015, as discussed previously;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $70 million in interest paid in 2016 as compared to the same period in 2015 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets and an increase in interest expense as a result of 2016 debt issuances by various Utility operating companies, partially offset by a decrease in interest paid in 2016 on the Grand Gulf sale-leaseback obligation. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets, see Note 4 to the financial statements herein for a discussion of debt issuances, and see Note 10 to the financial statements in the Form 10-K for details of the Grand Gulf sale-leaseback obligation; and

•	an increase of $34 million in spending in 2016 as compared to the same period in 2015 on activities related to the decommissioning of Vermont Yankee, which ceased power production in December 2014.

The decrease was partially offset by:

•
spending of $54 million in 2015 related to the shutdown of Vermont Yankee, including the severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014;

•	the timing of payments to vendors;

•	a decrease of $25 million in spending on nuclear refueling outages in 2016 as compared to the same period in 2015; and

•
proceeds of $11 million received in June 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for discussion of the DOE litigation.

Investing Activities

Net cash flow used in investing activities increased $896 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	the purchase of the Union Power Station for approximately $948 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase; and

•
an increase in construction expenditures, primarily in the Utility business, primarily due to an overall higher scope of work on transmission projects in 2016 as compared to the same period in 2015, an increase due to various technology projects and upgrades in 2016, and an increase in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2016 as compared to the same period in 2015, partially offset by a decrease in spending related to compliance with NRC post-Fukushima requirements.

The increase was partially offset by:

•
proceeds of $89 million received in June 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a $71 million NYPA value sharing payment in 2015. See Note 15 to the financial statements in the Form 10-K for further discussion of Entergy’s NYPA value sharing agreements;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as certain Utility operating companies posted cash collateral of $54 million in 2015 to support their obligations to MISO; and

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy’s financing activities provided $659 million of cash for the six months ended June 30, 2016 compared to using $480 million of cash for the six months ended June 30, 2015 primarily due to:

•
long-term debt activity providing approximately $437 million of cash in 2016 compared to using approximately $519 million of cash in 2015.  Included in the long-term debt activity is $595 million in 2016 and $424 million in 2015 for the repayment of borrowings on the Entergy Corporation long-term credit facility; and

•	an increase of $100 million in 2016 compared to a decrease of $70 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities.

For the details of Entergy’s commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements herein. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt.

Rate, Cost-recovery, and Other Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation” in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation - Federal Regulation” in the Form 10-K for a discussion of federal regulatory proceedings. The following are updates to that discussion.

Entergy’s Integration Into the MISO Regional Transmission Organization

As discussed in the Form 10-K, in January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. In April 2016 the FERC denied Occidental’s complaint against MISO and found that MISO’s treatment of QFs in Entergy’s service territories is consistent with the requirements of PURPA and does not violate sections 205 and 206 of the Federal Power Act. In February 2014, Occidental also filed with the FERC a petition for enforcement against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate. In April 2016 the FERC reviewed its earlier “Notice of Intent Not to Act as This Time” and issued another notice declining to initiate an enforcement action against the LPSC. In January 2016, in a separate proceeding, the FERC issued an order granting the Utility operating companies’ petition to terminate the requirement that they enter into new obligations or contracts with QFs with net capacity in excess of 20 MW, including Occidental’s Taft QF, effective October 2015. The FERC denied

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

without prejudice the petition as it relates to Dow Chemical Company’s Plaquemine QF. In April 2016 the FERC denied Occidental’s request for rehearing of the order granting the Utility operating companies’ petition to terminate the QF purchase requirement for QFs with net capacity in excess of 20 MW and affirmed that Occidental failed to rebut the presumption that its Taft QF has non-discriminatory access to the MISO markets. In June 2016, Occidental filed in the United States Court of Appeals for the District of Columbia Circuit a petition for review of the FERC’s January 2016 and April 2016 orders granting the Utility operating companies’ petition to terminate the QF purchase requirement for QFs with net capacity in excess of 20MW.

System Agreement

As discussed in the Form 10-K, in December 2013 the FERC issued an order accepting revisions to the System Agreement filed in November 2012 by the Utility operating companies. In the December 2013 order, the FERC set one issue for hearing involving a settlement with Union Pacific regarding certain coal delivery issues. Entergy Arkansas’s participation in the System Agreement terminated effective December 18, 2013. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. The ALJ further found that all of the Utility operating companies should share in those benefits pursuant to the methodology proposed by the MPSC. The Utility operating companies and other parties to the proceeding filed briefs on exceptions and/or briefs opposing exceptions with the FERC challenging various aspects of the December 2014 initial decision. In March 2016 the FERC issued an opinion affirming the December 2014 initial decision with regard to the determination that there were benefits related to the Union Pacific settlement, which were realized post Entergy Arkansas’s December 2013 withdrawal from the System Agreement, that should be shared with the other Utility operating companies utilizing the methodology proposed by the MPSC and trued-up to actual coal volumes purchased. In May 2016, Entergy made a compliance filing that provided the calculation of Union Pacific settlement benefits utilizing the methodology adopted by the initial decision, trued-up for the actual volumes of coal purchased. The payments were made in May 2016. The compliance filing remains pending at the FERC.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2016 (2016 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	68%	83%	22%	26%
Firm LD (c)	39%	9%	—%	—%
Offsetting positions (d)	(20%)	(9%)	—%	—%
Total	87%	83%	22%	26%
Planned generation (TWh) (e) (f)	18.0	27.7	28.1	25.9
Average revenue per MWh on contracted volumes:
Minimum	$41.1	$43.6	$56.1	$56.9
Expected based on market prices as of June 30, 2016	$41.7	$44.2	$56.1	$56.9
Sensitivity: -/+ $10 per MWh market price change	$41.1-$43.4	$43.9-$44.4	$56.1	$56.9

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	18%	22%	22%	25%
Capacity contracts (i)	41%	20%	20%	9%
Total	59%	42%	42%	34%
Planned net MW in operation (average) (f)	4,406	3,568	3,568	3,167
Average revenue under contract per kW per month (applies to capacity contracts only)	$6.0	$5.5	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$46.4	$51.4	$51.0	$51.2
Sensitivity: -/+ $10 per MWh market price change	$44.6-$49.2	$49.8-$53.0	$43.4-$58.5	$43.8-$58.6

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)
Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(c)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products. This also includes option transactions that may expire without being exercised.

(d)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(f)
Assumes NRC license renewals for plants with NRC license renewal applications in process. Assumes shutdown of FitzPatrick in late January 2017, shutdown of Pilgrim on May 31, 2019, and uninterrupted normal operation at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending).  For a discussion regarding the planned shutdown of the FitzPatrick and Pilgrim plants, see “Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” above. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

(g)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(h)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(i)	A contract for the sale of an installed capacity product in a regional market.

(j)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price cost or discount and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $50 million for the remainder of 2016. As of June 30, 2015, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $24 million for the remainder of 2015.  A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($32) million for the remainder of 2016. As of June 30, 2015, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($24) million for the remainder of 2015.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At June 30, 2016, based on power prices at that time, Entergy had liquidity exposure of $138 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $5 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2016, Entergy would have been required to provide approximately $58 million of additional cash or letters of credit under some of the agreements. As of June 30, 2016, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $147 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of June 30, 2016, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

See “ANO Damage, Outage, and NRC Reviews” above for discussion of the NRC’s decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

See Note 1 to the financial statements herein for discussion of the NRC’s decision in September 2015 to place Pilgrim in Column 4 of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear sustainability plan.  That plan has not been fully developed, but it will result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear sustainability plan, and an estimate of the costs associated with this plan cannot be made at this time.

Indian Point 2 Outage

During the scheduled refueling and maintenance outage at Indian Point Unit 2 in the first quarter 2016, comprehensive inspections were done as part of the aging management program which calls for an in-depth inspection of the reactor vessel.  Inspections of more than 2,000 bolts in the reactor's removable insert liner identified issues with roughly 11% of the bolts that required further analysis.  Entergy replaced bolts as appropriate, and the unit returned to service on June 16, 2016.  The repair costs were accounted for as deferred refueling outage costs and will be amortized over the plant’s subsequent fuel cycle.  The increase in the deferred refueling outage balance is expected to increase outage amortization expense in 2016, 2017, and 2018.  In addition to the repair costs, Entergy lost net revenue due to the plant being offline.  Entergy estimates the negative effect on earnings was approximately $51 million pre-tax in second quarter 2016. Entergy is evaluating the scope and duration of Indian Point 3’s next scheduled refueling outage planned for 2017. Based on the results of that evaluation and analysis, Entergy could modify its plan for that outage and currently expects that the outage will be extended.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies. Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Impairment of Long-lived Assets and Trust Fund Investments

As discussed in the Form 10-K, Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist. This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment in adverse market or regulatory conditions, particularly if it leads to a decision or an expectation that Entergy will operate or own a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; if investment in a plant significantly exceeds previously-expected amounts; or, for Indian Point 2 and 3, if their operating licenses are not renewed.

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the impairments prior to 2016 of the Vermont Yankee, FitzPatrick, Pilgrim, and Palisades plants. See “Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” above for a discussion of market price trends and other factors affecting the Entergy Wholesale Commodities power plants. See “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above for a discussion of the Indian Point licensing activities.

On July 13, 2016, Entergy announced that it is in discussions with another company for the possible sale of FitzPatrick. There is much uncertainty regarding whether an agreement can be reached with the third party, whether regulatory approval will be obtained, or whether potential conditions to the sale would be met such that a transaction would be consummated. While the discussions are ongoing, FitzPatrick will work two parallel paths, one to prepare for a potential refueling outage and another to continue the plant shutdown and decommissioning effort in the event a sale does not occur. If the discussions do not result in an agreement for the sale and transfer of ownership of FitzPatrick, Entergy will move forward with its current plan to cease operations by late January 2017, followed by decommissioning. After the impairment of the plant in 2015, the only FitzPatrick-related asset with more than a minimal book value remaining on Entergy’s balance sheet is the decommissioning contract asset that is discussed in “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K.

Taxation and Uncertain Tax Positions

Management exercises significant judgment in evaluating the potential tax effects of Entergy’s operations, transactions, and other events.  Management evaluates each tax position based on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Income tax expense and tax positions recorded could be significantly affected by events such as additional transactions contemplated or consummated by Entergy or the progress of audits or reviews of the tax treatment of transactions or issues by taxing authorities. Entergy’s income taxes, including unrecognized tax benefits, open audits, and other significant tax matters are disclosed in Note 3 to the financial statements in the Form 10-K, and significant updates to that disclosure are included in Note 10 to the financial statements herein.

New Accounting Pronouncements

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - New Accounting Pronouncements” in the Form 10-K for a discussion of new accounting pronouncements. Following are updates to that discussion.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires that the assets and liabilities related to all leases with a term greater than 12 months must be recorded on the balance sheet.  ASU 2016-02 is effective for Entergy for the first quarter 2019.  Entergy expects that ASU 2016-02 will affect its financial position by increasing the assets and liabilities recorded

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

relating to its operating leases.  Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

In March 2016 the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The statement is effective beginning in 2017 and Entergy will prospectively recognize all income tax effects related to share-based payments through the income statement.  Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

In June 2016 the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to record a valuation allowance on financial instruments held at amortized cost and available-for-sale debt securities for the total credit losses expected over the life of the instrument. Increases and decreases in the valuation allowance will be recognized immediately in earnings. ASU 2016-13 is effective for Entergy for the first quarter 2020. Entergy expects that ASU 2016-13 will affect its results of operations by requiring a valuation allowance for all unrealized credit losses on debt investments held by the nuclear decommissioning trust funds, with the increases and decreases to be recorded immediately in earnings, whereas unrealized credit losses are currently recorded in other comprehensive income until they are determined to be other-than-temporary. In accordance with the regulatory treatment of the decommissioning trust funds of Entergy Arkansas, Entergy Louisiana, and System Energy, an offsetting amount of unrealized credit losses will continue to be recorded in other regulatory assets. Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,093,331	$2,246,148	$4,135,492	$4,464,137
Natural gas	25,121	27,777	70,734	87,288
Competitive businesses	344,110	439,306	866,189	1,081,896
TOTAL	2,462,562	2,713,231	5,072,415	5,633,321

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	381,465	549,702	886,432	1,180,156
Purchased power	242,672	322,929	504,996	664,951
Nuclear refueling outage expenses	47,045	67,129	98,276	131,998
Other operation and maintenance	759,258	827,872	1,491,174	1,597,983
Asset write-offs, impairments, and related charges	6,969	—	14,329	—
Decommissioning	76,625	68,830	145,253	138,729
Taxes other than income taxes	149,249	156,378	299,027	313,901
Depreciation and amortization	335,668	340,354	669,939	672,340
Other regulatory charges	21,353	2,654	22,512	13,111
TOTAL	2,020,304	2,335,848	4,131,938	4,713,169

OPERATING INCOME	442,258	377,383	940,477	920,152

OTHER INCOME
Allowance for equity funds used during construction	13,860	11,974	32,792	23,712
Interest and investment income	46,375	39,705	79,128	107,839
Miscellaneous - net	(8,377)	(15,743)	(18,963)	(24,764)
TOTAL	51,858	35,936	92,957	106,787

INTEREST EXPENSE
Interest expense	177,631	165,860	351,442	332,197
Allowance for borrowed funds used during construction	(7,132)	(6,044)	(16,813)	(12,161)
TOTAL	170,499	159,816	334,629	320,036

INCOME BEFORE INCOME TAXES	323,617	253,503	698,805	706,903

Income taxes	(248,973)	99,781	(109,027)	250,252

CONSOLIDATED NET INCOME	572,590	153,722	807,832	456,651

Preferred dividend requirements of subsidiaries	5,276	4,879	10,552	9,759

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$567,314	$148,843	$797,280	$446,892

Earnings per average common share:
Basic	$3.17	$0.83	$4.46	$2.49
Diluted	$3.16	$0.83	$4.45	$2.48
Dividends declared per common share	$0.85	$0.83	$1.70	$1.66

Basic average number of common shares outstanding	178,808,149	179,521,276	178,693,342	179,589,748
Diluted average number of common shares outstanding	179,503,582	180,119,837	179,233,209	180,298,233

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)

Net Income	$572,590	$153,722	$807,832	$456,651

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($34,576), $20,706, ($39,777), and $4,808)	(64,041)	38,696	(73,547)	9,366
Pension and other postretirement liabilities
(net of tax expense of $2,779, $4,165, $3,037, and $7,340)	5,043	7,438	12,605	15,886
Net unrealized investment gains (losses)
(net of tax expense (benefit) of $19,515, ($30,292), $37,873, and ($26,626))	20,955	(33,880)	44,024	(29,877)
Foreign currency translation
(net of tax expense (benefit) of ($487), $359, ($640), and $62)	(904)	667	(1,188)	116
Other comprehensive income (loss)	(38,947)	12,921	(18,106)	(4,509)

Comprehensive Income	533,643	166,643	789,726	452,142
Preferred dividend requirements of subsidiaries	5,276	4,879	10,552	9,759
Comprehensive Income Attributable to Entergy Corporation	$528,367	$161,764	$779,174	$442,383

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$807,832	$456,651
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,012,753	1,069,888
Deferred income taxes, investment tax credits, and non-current taxes accrued	(170,026)	180,006
Asset write-offs, impairments, and related charges	14,329	—
Changes in working capital:
Receivables	(57,673)	(100,168)
Fuel inventory	9,586	(3,748)
Accounts payable	45,412	(104,595)
Taxes accrued	7,056	(19,027)
Interest accrued	(9,543)	(18,984)
Deferred fuel costs	3,757	72,449
Other working capital accounts	(121,929)	(124,146)
Changes in provisions for estimated losses	1,533	(6,987)
Changes in other regulatory assets	109,700	124,785
Changes in other regulatory liabilities	70,505	(15,059)
Changes in pensions and other postretirement liabilities	(168,856)	(116,896)
Other	(302,356)	(55,808)
Net cash flow provided by operating activities	1,252,080	1,338,361

INVESTING ACTIVITIES
Construction/capital expenditures	(1,294,498)	(1,095,926)
Allowance for equity funds used during construction	33,152	25,165
Nuclear fuel purchases	(124,107)	(165,704)
Payment for purchase of plant	(947,903)	—
Insurance proceeds received for property damages	—	12,745
Changes in securitization account	13,239	6,604
NYPA value sharing payment	—	(70,790)
Payments to storm reserve escrow account	(805)	(3,689)
Decrease (increase) in other investments	57	(54,022)
Proceeds from nuclear decommissioning trust fund sales	1,232,672	948,542
Investment in nuclear decommissioning trust funds	(1,267,452)	(973,016)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	89,407	—
Net cash flow used in investing activities	(2,266,238)	(1,370,091)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,856,768	865,634
Treasury stock	16,855	23,897
Retirement of long-term debt	(3,420,196)	(1,384,658)
Repurchase of common stock	—	(25,078)
Changes in credit borrowings and commercial paper - net	530,540	341,578
Other	(10,276)	6,719
Dividends paid:
Common stock	(303,843)	(298,259)
Preferred stock	(10,552)	(9,759)
Net cash flow provided by (used in) financing activities	659,296	(479,926)

Net decrease in cash and cash equivalents	(354,862)	(511,656)

Cash and cash equivalents at beginning of period	1,350,961	1,422,026

Cash and cash equivalents at end of period	$996,099	$910,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$410,744	$340,993
Income taxes	$84,607	$90,767

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$103,282	$63,497
Temporary cash investments	892,817	1,287,464
Total cash and cash equivalents	996,099	1,350,961
Accounts receivable:
Customer	542,598	608,491
Allowance for doubtful accounts	(42,938)	(39,895)
Other	237,480	178,364
Accrued unbilled revenues	432,830	321,940
Total accounts receivable	1,169,970	1,068,900
Deferred fuel costs	31,895	—
Fuel inventory - at average cost	208,224	217,810
Materials and supplies - at average cost	903,973	873,357
Deferred nuclear refueling outage costs	248,932	211,512
Prepayments and other	292,835	344,872
TOTAL	3,851,928	4,067,412

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	4,845	4,341
Decommissioning trust funds	5,555,651	5,349,953
Non-utility property - at cost (less accumulated depreciation)	225,996	219,999
Other	469,791	468,704
TOTAL	6,256,283	6,042,997

PROPERTY, PLANT, AND EQUIPMENT
Electric	46,947,112	44,467,159
Property under capital lease	610,225	952,465
Natural gas	400,423	392,032
Construction work in progress	1,258,370	1,456,735
Nuclear fuel	1,246,430	1,345,422
TOTAL PROPERTY, PLANT, AND EQUIPMENT	50,462,560	48,613,813
Less - accumulated depreciation and amortization	21,392,881	20,789,452
PROPERTY, PLANT, AND EQUIPMENT - NET	29,069,679	27,824,361

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	769,535	775,528
Other regulatory assets (includes securitization property of $665,535 as of June 30, 2016 and $714,044 as of December 31, 2015)	4,603,489	4,704,796
Deferred fuel costs	239,001	238,902
Goodwill	377,172	377,172
Accumulated deferred income taxes	122,389	54,903
Other	587,566	561,610
TOTAL	6,699,152	6,712,911

TOTAL ASSETS	$45,877,042	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$671,732	$214,374
Notes payable and commercial paper	1,024,888	494,348
Accounts payable	967,080	1,071,798
Customer deposits	424,977	419,407
Taxes accrued	217,133	210,077
Interest accrued	185,021	194,565
Deferred fuel costs	271,736	235,986
Obligations under capital leases	2,815	2,709
Pension and other postretirement liabilities	62,789	62,513
Other	193,672	184,181
TOTAL	4,021,843	3,089,958

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,183,048	8,306,865
Accumulated deferred investment tax credits	228,917	234,300
Obligations under capital leases	25,567	27,001
Other regulatory liabilities	1,485,402	1,414,898
Decommissioning and asset retirement cost liabilities	4,868,788	4,790,187
Accumulated provisions	462,214	460,727
Pension and other postretirement liabilities	3,018,226	3,187,357
Long-term debt (includes securitization bonds of $716,201 as of June 30, 2016 and $774,696 as of December 31, 2015)	13,112,072	13,111,556
Other	394,993	449,856
TOTAL	31,779,227	31,982,747

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	318,185	318,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2016 and in 2015	2,548	2,548
Paid-in capital	5,392,546	5,403,758
Retained earnings	9,887,350	9,393,913
Accumulated other comprehensive income (loss)	(9,155)	8,951
Less - treasury stock, at cost (75,856,619 shares in 2016 and 76,363,763 shares in 2015)	5,515,502	5,552,379
TOTAL	9,757,787	9,256,791

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,877,042	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (a)	9,759	—	—	—	446,892	—	456,651
Other comprehensive loss	—	—	—	—	—	(4,509)	(4,509)
Common stock repurchases	—	—	(25,078)	—	—	—	(25,078)
Common stock issuances related to stock plans	—	—	44,445	(13,020)	—	—	31,425
Common stock dividends declared	—	—	—	—	(298,259)	—	(298,259)
Preferred dividend requirements of subsidiaries (a)	(9,759)	—	—	—	—	—	(9,759)

Balance at June 30, 2015	$94,000	$2,548	($5,478,159)	$5,362,333	$10,318,290	($46,816)	$10,252,196

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	10,552	—	—	—	797,280	—	807,832
Other comprehensive loss	—	—	—	—	—	(18,106)	(18,106)
Common stock issuances related to stock plans	—	—	36,877	(11,212)	—	—	25,665
Common stock dividends declared	—	—	—	—	(303,843)	—	(303,843)
Preferred dividend requirements of subsidiaries (a)	(10,552)	—	—	—	—	—	(10,552)

Balance at June 30, 2016	$—	$2,548	($5,515,502)	$5,392,546	$9,887,350	($9,155)	$9,757,787

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2016 and 2015 include $10.6 million and $6.4 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$667	$733	($66)	(9)
Commercial	543	597	(54)	(9)
Industrial	551	591	(40)	(7)
Governmental	52	55	(3)	(5)
Total retail	1,813	1,976	(163)	(8)
Sales for resale	72	86	(14)	(16)
Other	208	184	24	13
Total	$2,093	$2,246	($153)	(7)

Utility Billed Electric Energy Sales (GWh):
Residential	7,081	7,364	(283)	(4)
Commercial	6,777	6,904	(127)	(2)
Industrial	11,509	10,737	772	7
Governmental	609	602	7	1
Total retail	25,976	25,607	369	1
Sales for resale	3,579	3,138	441	14
Total	29,555	28,745	810	3

Entergy Wholesale Commodities:
Operating Revenues	$344	$439	($95)	(22)
Billed Electric Energy Sales (GWh)	7,866	9,578	(1,712)	(18)

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,411	$1,615	($204)	(13)
Commercial	1,081	1,180	(99)	(8)
Industrial	1,111	1,167	(56)	(5)
Governmental	103	107	(4)	(4)
Total retail	3,706	4,069	(363)	(9)
Sales for resale	127	146	(19)	(13)
Other	302	249	53	21
Total	$4,135	$4,464	($329)	(7)

Utility Billed Electric Energy Sales (GWh):
Residential	15,218	16,796	(1,578)	(9)
Commercial	13,288	13,625	(337)	(2)
Industrial	22,564	21,144	1,420	7
Governmental	1,209	1,194	15	1
Total retail	52,279	52,759	(480)	(1)
Sales for resale	6,719	4,949	1,770	36
Total	58,998	57,708	1,290	2

Entergy Wholesale Commodities:
Operating Revenues	$866	$1,082	($216)	(20)
Billed Electric Energy Sales (GWh)	17,112	19,170	(2,058)	(11)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $30.6 million was incurred as of June 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million in operation and maintenance expense, including approximately $30 million in 2016, of which $12 million was incurred as of June 30, 2016. The estimate does not include potential capital investment or other costs to address issues that may arise in the inspection.

Entergy determined in April 2016 that it intends to refuel Pilgrim in 2017 and then cease operations May 31, 2019. In October 2015, Entergy previously announced its intention to cease operations at Pilgrim because of poor

Entergy Corporation and Subsidiaries
Notes to Financial Statements

market conditions, reduced revenues, and increased operational costs. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019.

Spent Nuclear Fuel Litigation

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Following the current Presidential administration’s defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014. Management cannot predict the potential timing or magnitude of future spent fuel fee revisions that may occur.

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2016 related to Entergy’s nuclear owner licensee subsidiaries litigation with the DOE.

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016. The effect of recording the Indian Point 3 proceeds was a reduction to plant, other operation and maintenance expense, and depreciation expense. The Indian Point 3 damages award included $45 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $45 million, Entergy recorded $8 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Indian Point 3 plant asset balance by the remaining $37 million. The effect of recording the FitzPatrick proceeds was a reduction to plant and other operation and maintenance expense. The FitzPatrick damages awarded included $32 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $32 million, Entergy recorded an $11 million reduction to bring its remaining FitzPatrick plant asset balance to zero. The remaining $21 million was recorded as a reduction to other operation and maintenance expense because FitzPatrick’s plant asset balance is fully impaired.

In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. The appeals period for the partial judgment has ended with no appeals filed, and Entergy Louisiana requested payment from the U.S. Treasury of the $42 million in June 2016 and recorded a receivable as of June 30, 2016. The primary effects of recording the receivable were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The River Bend damages award included $17 million related to costs previously capitalized, $23 million related to costs previously recorded as nuclear fuel expense, and $2 million related to costs

Entergy Corporation and Subsidiaries
Notes to Financial Statements

previously recorded as other operation and maintenance expense. Of the $17 million, Entergy Louisiana recorded $3 million as a reduction to previously-recorded depreciation expense. Entergy Louisiana reduced its River Bend plant asset balance by the remaining $14 million.

In May 2016, Entergy Nuclear Vermont Yankee and the DOE entered into a stipulation agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $19 million in favor of Entergy Nuclear Vermont Yankee and against the DOE in the second round Vermont Yankee damages case. Entergy received payment from the U.S. Treasury in June 2016. The effect of recording the proceeds was a reduction to other operation and maintenance expense and depreciation expense. The damages awarded included $15 million related to costs previously capitalized and $4 million related to costs previously recorded as other operation and maintenance expense. Of the $15 million, Entergy recorded $2 million as a reduction to previously-recorded depreciation expense. The remaining $13 million would have been recorded as a reduction to Vermont Yankee’s plant asset balance, but was recorded as a reduction to other operation and maintenance expense because Vermont Yankee’s plant asset balance is fully impaired.

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

Employment Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s employment and labor-related proceedings.

Asbestos Litigation (Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Louisiana, Entergy New Orleans, and Entergy Texas.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets and regulatory liabilities in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

Entergy Arkansas

Production Cost Allocation Rider

In May 2016, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflect the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and rates will be effective through June 2017.

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the intervenor. A procedural schedule has been established for this proceeding, including an evidentiary hearing in November 2016.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. Entergy Louisiana has recorded a provision for the estimated outcome of this proceeding. A procedural schedule has been established for this proceeding, including a hearing in December 2016.

In June 2016 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment and purchased gas adjustment mechanisms for the period from 2012 through 2015. Discovery has not commenced.

Entergy Mississippi

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015 the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015, Entergy Mississippi shall file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2017 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. The federal appeal is scheduled to be heard in December 2016. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimates an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas is requesting authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also notes, however, that the $19.3 million over collection is currently being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also is requesting a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not be reviewed by the PUCT in a prior proceeding. The PUCT has one year to issue a final order in this proceeding.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 Entergy Arkansas formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test year to be below the formula rate plan bandwidth. The filing requests a $68 million rate increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. Entergy Arkansas requested an order approving its proposed formula rate plan adjustment by December 9, 2016. If a final order is not issued by this date, the proposed formula rate plan adjustment will become effective December 30, 2016, subject to refund.

Filings with the LPSC

Retail Rates - Electric

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflects an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue is required. The following other adjustments, however, are required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates are scheduled to be implemented with the first billing cycle of September 2016, subject to refund.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement.

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $474 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of Entergy Louisiana’s decision to deactivate Willow Glen 2 and 4.  This matter is pending before an ALJ, and a hearing has been scheduled in March 2017 to determine, under applicable law, whether Willow Glen 2 and 4 units should be returned to service.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting report that indicates no outstanding issues remain in the filing. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the term of the gas rate stabilization plan for an additional three-year term. A procedural schedule has been established, including a hearing in November 2016.

Filings with the MPSC

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation provided for a total revenue increase of $23.7 million. The revenue increase includes a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase also includes $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring which would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval of the City Council and the FERC. If the application is approved by the City Council in 2016, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2016 and 2017. The filing with the FERC has not yet been made, but if the restructuring is approved by the FERC by December 31, 2018, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2018, 2019, and 2020.  If City Council and FERC approvals are obtained, Entergy New Orleans expects the restructuring will be consummated by December 31, 2017.

It is currently contemplated that Entergy New Orleans would undertake a multi-step restructuring, which would include the following:

•
Entergy New Orleans would redeem its outstanding preferred stock at a price of approximately $21 million, which includes an expected call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans would convert from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans will allocate substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power will assume substantially all of the liabilities of Entergy New Orleans, in a transaction regarded as a merger under the TXBOC. Entergy New Orleans will remain in existence and hold the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans will contribute the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy New Orleans will change its name to Entergy New Orleans Holdings, Inc., and Entergy New Orleans Power will then change its name to Entergy New Orleans, LLC.

Upon the completion of the restructuring, Entergy New Orleans, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy New Orleans. Entergy New Orleans may modify or supplement the steps to be taken to effectuate the restructuring.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. That petition is pending.

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In April 2016 the PUCT voted to allow Entergy Texas’s TCRF rates to become effective as of April 14, 2016 when those rates are finally approved, but did not otherwise address the proposal for decision. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which results in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case.

System Agreement Cost Equalization Proceedings

Rough Production Cost Equalization Rates

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed in the Form 10-K, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. In August and September 2015 the parties filed additional rounds of testimony in the consolidated hearing for the 2011, 2012, 2013, and 2014 rate filings. In October 2015 the LPSC withdrew its testimony challenging the accounting for joint account sales of energy. The hearings occurred in November 2015, and an initial decision from the ALJ was issued in July 2016. In the initial decision, the ALJ generally agreed with Entergy’s bandwidth calculations with one exception on the accounting related to the Waterford 3 sale/leaseback. Briefs are due in August and September 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments. In October 2015 the FERC accepted the 2015 rates for filing, suspended them for a nominal period, to become effective June 1, 2015, as requested, subject to refund, and set them for hearing and settlement judge procedures. In March 2016, Entergy Services filed a settlement at the FERC resolving the 2015 rate filing. In the settlement, the parties did not dispute the 2015 rates as calculated with no payments or receipts. Pursuant to the settlement, the 2015 rates are subject to a recalculation and compliance filing upon resolution of other ongoing bandwidth-related proceedings. The settlement is pending at the FERC.

2016 Rate Filing Based on Calendar Year 2015 Production Costs

In May 2016, Entergy filed with the FERC the 2016 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing showed that no payments and receipts were required in 2016 to implement the FERC’s remedy based on calendar year 2015 production costs. The LPSC and City Council intervened in the proceeding.

Interruptible Load Proceedings

See the Form 10-K for a discussion of the interruptible load proceeding. In April 2016 the FERC issued an order on remand that addressed the December 2014 decision by the D.C. Circuit in the interruptible load proceeding. The order on remand affirmed the FERC’s denial of refunds for the 15-month refund effective period. The FERC explained and clarified its policies regarding refunds and concluded that the evidence in the record demonstrated that the relevant equitable factors favored not requiring refunds in this case. The FERC also noted that, under Section 206(c) of the Federal Power Act, in a Section 206 proceeding involving two or more electric utility companies of a registered holding company system, the FERC may order refunds only if it determines the refunds would not cause the registered holding company to experience any reduction in revenues resulting from an inability of an electric utility company in the system to recover the resulting increase in costs. The FERC stated it was not able to find that the Entergy system would not experience a reduction in revenues if refunds were awarded in this proceeding, which further supported the denial of refunds. In May 2016 the LPSC filed a request for rehearing of the FERC’s April 2016 order.

Entergy Arkansas Opportunity Sales Proceedings

See the Form 10-K for a discussion of the proceeding initiated at the FERC by the LPSC in June 2009 in which the LPSC initially requested that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  In April 2016 the FERC issued orders addressing the requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy will re-run intra-system bills for a ten-year period (2000-2009) to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of approximately $75 million, which represents its estimate of the retail portion of the costs.

In May 2016 a procedural schedule was established with a hearing in May 2017 and an initial decision expected in August 2017. Also in May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order.

Storm Cost Recovery

Entergy Mississippi

As discussed in the Form 10-K, in February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage provision balance exceeding $15 million as of January 31, 2015, but would return to its current level when the storm damage provision balance becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY  (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2016			2015
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$567.3	178.8	$3.17	$148.8	179.5	$0.83
Average dilutive effect of:
Stock options		0.2	—		0.2	—
Other equity plans		0.5	(0.01)		0.4	—
Diluted earnings per share	$567.3	179.5	$3.16	$148.8	180.1	$0.83

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 4.1 million for the three months ended June 30, 2016 and approximately 5.1 million for the three months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016			2015
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$797.3	178.7	$4.46	$446.9	179.6	$2.49
Average dilutive effect of:
Stock options		0.1	—		0.4	(0.01)
Other equity plans		0.4	(0.01)		0.3	—
Diluted earnings per share	$797.3	179.2	$4.45	$446.9	180.3	$2.48

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 5.1 million for the six months ended June 30, 2016 and approximately 4.3 million for the six months ended June 30, 2015.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2016, Entergy Corporation issued 507,144 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2016.

Retained Earnings

On July 29, 2016, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.85 per share, payable on September 1, 2016, to holders of record as of August 11, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2016	$96,464	($459,042)	$390,626	$1,744	$29,792
Other comprehensive income (loss) before reclassifications	(34,138)	—	24,016	(904)	(11,026)
Amounts reclassified from accumulated other comprehensive income (loss)	(29,903)	5,043	(3,061)	—	(27,921)
Net other comprehensive income (loss) for the period	(64,041)	5,043	20,955	(904)	(38,947)
Ending balance, June 30, 2016	$32,423	($453,999)	$411,581	$840	($9,155)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2015	$68,788	($561,341)	$430,698	$2,118	($59,737)
Other comprehensive income (loss) before reclassifications	88,796	—	(25,108)	667	64,355
Amounts reclassified from accumulated other comprehensive income (loss)	(50,100)	7,438	(8,772)	—	(51,434)
Net other comprehensive income (loss) for the period	38,696	7,438	(33,880)	667	12,921
Ending balance, June 30, 2015	$107,484	($553,903)	$396,818	$2,785	($46,816)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	56,169	—	49,048	(1,188)	104,029
Amounts reclassified from accumulated other comprehensive income (loss)	(129,716)	12,605	(5,024)	—	(122,135)
Net other comprehensive income (loss) for the period	(73,547)	12,605	44,024	(1,188)	(18,106)
Ending balance, June 30, 2016	$32,423	($453,999)	$411,581	$840	($9,155)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2015	$98,118	($569,789)	$426,695	$2,669	($42,307)
Other comprehensive income (loss) before reclassifications	67,900	13	(12,450)	116	55,579
Amounts reclassified from accumulated other comprehensive income (loss)	(58,534)	15,873	(17,427)	—	(60,088)
Net other comprehensive income (loss) for the period	9,366	15,886	(29,877)	116	(4,509)
Ending balance, June 30, 2015	$107,484	($553,903)	$396,818	$2,785	($46,816)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance April 1, 2016	($56,675)
Amounts reclassified from accumulated other comprehensive income (loss)	(230)
Net other comprehensive income (loss) for the period	(230)
Ending balance, June 30, 2016	($56,905)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance April 1, 2015	($78,843)
Amounts reclassified from accumulated other comprehensive income (loss)	412
Net other comprehensive income (loss) for the period	412
Ending balance, June 30, 2015	($78,431)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2016	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(493)
Net other comprehensive income (loss) for the period	(493)
Ending balance, June 30, 2016	($56,905)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2015	($79,223)
Amounts reclassified from accumulated other comprehensive income (loss)	792
Net other comprehensive income (loss) for the period	792
Ending balance, June 30, 2015	($78,431)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$45,975	Competitive business operating revenues
Interest rate swaps	30	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	46,005
	(16,102)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$29,903

Pension and other postretirement liabilities
Amortization of prior-service credit	$7,355	(a)
Amortization of loss	(15,177)	(a)
Total amortization	(7,822)
	2,779	Income taxes
Total amortization (net of tax)	($5,043)

Net unrealized investment gain (loss)
Realized gain (loss)	$6,000	Interest and investment income
	(2,939)	Income taxes
Total realized investment gain (loss) (net of tax)	$3,061

Total reclassifications for the period (net of tax)	$27,921

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$77,587	Competitive business operating revenues
Interest rate swaps	(510)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	77,077
	(26,977)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$50,100

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,985	(a)
Amortization of loss	(17,588)	(a)
Total amortization	(11,603)
	4,165	Income taxes
Total amortization (net of tax)	($7,438)

Net unrealized investment gain (loss)
Realized gain (loss)	$17,201	Interest and investment income
	(8,429)	Income taxes
Total realized investment gain (loss) (net of tax)	$8,772

Total reclassifications for the period (net of tax)	$51,434

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$199,933	Competitive business operating revenues
Interest rate swaps	(370)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	199,563
	(69,847)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$129,716

Pension and other postretirement liabilities
Amortization of prior-service credit	$14,710	(a)
Amortization of loss	(30,352)	(a)
Total amortization	(15,642)
	3,037	Income taxes
Total amortization (net of tax)	($12,605)

Net unrealized investment gain (loss)
Realized gain (loss)	$9,850	Interest and investment income
	(4,826)	Income taxes
Total realized investment gain (loss) (net of tax)	$5,024

Total reclassifications for the period (net of tax)	$122,135

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$91,109	Competitive business operating revenues
Interest rate swaps	(1,056)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	90,053
	(31,519)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$58,534

Pension and other postretirement liabilities
Amortization of prior-service credit	$11,971	(a)
Amortization of loss	(35,176)	(a)
Total amortization	(23,205)
	7,332	Income taxes
Total amortization (net of tax)	($15,873)

Net unrealized investment gain (loss)
Realized gain (loss)	$34,171	Interest and investment income
	(16,744)	Income taxes
Total realized investment gain (loss) (net of tax)	$17,427

Total reclassifications for the period (net of tax)	$60,088

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended June 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,947	(a)
Amortization of loss	(1,573)	(a)
Total amortization	374
	(144)	Income taxes
Total amortization (net of tax)	230

Total reclassifications for the period (net of tax)	$230

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,866	(a)
Amortization of loss	(2,535)	(a)
Total amortization	(669)
	257	Income taxes
Total amortization (net of tax)	(412)

Total reclassifications for the period (net of tax)	($412)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the six months ended June 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,894	(a)
Amortization of loss	(3,142)	(a)
Total amortization	752
	(259)	Income taxes
Total amortization (net of tax)	493

Total reclassifications for the period (net of tax)	$493

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the six months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,733	(a)
Amortization of loss	(5,070)	(a)
Total amortization	(1,337)
	545	Income taxes
Total amortization (net of tax)	(792)

Total reclassifications for the period (net of tax)	($792)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2016 was 2.28% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2016.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$240	$6	$3,254

Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At June 30, 2016, Entergy Corporation had $853 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2016 was 1.13%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2016 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2016	Letters of Credit Outstanding as of June 30, 2016
Entergy Arkansas	April 2017	$20 million (b)	1.71%	$—	$—
Entergy Arkansas	August 2020	$150 million (c)	1.71%	$—	$—
Entergy Louisiana	August 2020	$350 million (d)	1.71%	$—	$6.4 million
Entergy Mississippi	May 2017	$37.5 million (e)	1.96%	$—	$—
Entergy Mississippi	May 2017	$35 million (e)	1.96%	$—	$—
Entergy Mississippi	May 2017	$20 million (e)	1.96%	$—	$—
Entergy Mississippi	May 2017	$10 million (e)	1.96%	$—	$—
Entergy New Orleans	November 2018	$25 million (f)	2.21%	$—	$—
Entergy Texas	August 2020	$150 million (g)	1.96%	$—	$1.3 million

(a)	The interest rate is the rate as of June 30, 2016 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2016:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2016 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$59.1 million
Entergy Mississippi	$40 million	0.70%	$26.7 million
Entergy New Orleans	$15 million	0.75%	$13.3 million
Entergy Texas	$50 million	0.70%	$14.4 million

(a)	The amount for Entergy Texas includes $1.4 million related to FTR exposure. See Note 8 to the financial statements herein for discussion of FTRs.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2016 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2017. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through June 2018.

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.25% of the undrawn commitment amount.   As of June 30, 2016, $59 million in cash borrowings were

Entergy Corporation and Subsidiaries
Notes to Financial Statements

outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2016 was 2.21% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of June 30, 2016, there were no cash borrowings outstanding under the credit facility. The rate as of June 30, 2016 that would most likely apply to outstanding borrowings under the facility was 2.21% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of June 30, 2016:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2016
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.075%	$12.6 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	n/a	$—
Entergy Louisiana Waterford VIE	May 2019	$85	1.95%	$59.5 (b)
System Energy VIE	May 2019	$120	2.075%	$99.6 (b)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)	Commercial paper, classified as a current liability.

The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Arkansas and Entergy Louisiana VIEs and 0.125% of the undrawn commitment amount for the System Energy VIE.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2016 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

In January 2016, Entergy Arkansas issued $325 million of 3.5% Series first mortgage bonds due April 2026. Entergy Arkansas used the proceeds to pay, prior to maturity, its $175 million of 5.66% Series first mortgage bonds due February 2025, and used the remainder of the proceeds, together with other funds, towards the purchase of Power Block 2 at the Union Power Station and for general corporate purposes. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

In June 2016, Entergy Arkansas issued $55 million of 3.5% Series first mortgage bonds due April 2026. These bonds were a further issuance of the 3.5% Series first mortgage bonds issued in January 2016. In July 2016, Entergy Arkansas used the proceeds, together with other funds, to pay, prior to maturity, its $60 million of 6.38% Series first mortgage bonds due November 2034 and for general corporate purposes.

In July 2016 the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $55 million of 3.23% Series J notes.

(Entergy Louisiana)

In March 2016, Entergy Louisiana issued $200 million of 4.95% Series first mortgage bonds due January 2045. These bonds were a further issuance of the 4.95% Series first mortgage bonds issued in November 2014. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, to repay borrowings under its $350 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Blocks 3 and 4 at the Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

In March 2016, Entergy Louisiana issued $425 million of 3.25% Series collateral trust mortgage bonds due April 2028. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together

Entergy Corporation and Subsidiaries
Notes to Financial Statements

with other funds, for the purchase of Power Blocks 3 and 4 at the Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

In March 2016, Entergy Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of (i) $83.680 million of 3.375% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016A due September 2028, and (ii) $115 million of 3.50% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016B due June 2030, each of which series is evidenced by a separate series of non-interest bearing collateral trust mortgage bonds of Entergy Louisiana. The proceeds from these issuances were applied in April 2016 to the refunding of $198.68 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana.

In March 2016, Entergy Louisiana issued $51.972 million of Waterford Series collateral trust mortgage notes due July 2017 as part of the purchase of the undivided interests in Waterford 3. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction.

In March 2016 the Entergy Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $20 million of 3.30% Series F notes.

In May 2016, Entergy Louisiana issued $325 million of 3.05% Series collateral trust mortgage bonds due June 2031. Entergy Louisiana used the proceeds, together with other funds, to pay, prior to maturity, its $240 million of 6.2% Series first mortgage bonds due July 2033 and its $85 million of 6.18% Series first mortgage bonds due March 2035, and for general corporate purposes.

(Entergy Mississippi)

In May 2016, Entergy Mississippi issued $375 million of 2.85% Series first mortgage bonds due June 2028. Entergy Mississippi used the proceeds to pay, at maturity, its $125 million of 3.25% Series first mortgage bonds due June 2016, to pay, prior to maturity, its $75 million of 6.0% Series first mortgage bonds due November 2032, and its $100 million of 6.25% Series first mortgage bonds due April 2034, and to cause the repayment of the $30 million of 4.90% pollution control revenue bonds due 2022 issued on behalf of Entergy Mississippi, and for general corporate purposes.

(Entergy New Orleans)

In March 2016, Entergy New Orleans issued $110 million of 5.50% Series first mortgage bonds due April 2066. Entergy New Orleans used the proceeds to repay borrowings from the money pool, to repay borrowings under its $25 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Block 1 of the Union Power Station. See Note 13 to the financial statements for discussion of the Union Power Station purchase.

In May 2016, Entergy New Orleans issued $85 million of 4% Series first mortgage bonds due June 2026. Entergy New Orleans used the proceeds to pay, prior to maturity, its $33.271 million of 5.6% Series first mortgage bonds due September 2024, to pay, prior to maturity, its $37.772 million of 5.65% Series first mortgage bonds due September 2029, and for general corporate purposes.

(Entergy Texas)

In March 2016, Entergy Texas issued $125 million of 2.55% Series first mortgage bonds due June 2021. Entergy Texas used the proceeds for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(System Energy)

In May 2016, System Energy caused the repayment of $22 million of its $156 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2016 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,783,804	$14,556,026
Entergy Arkansas	$2,830,658	$2,835,020
Entergy Louisiana	$5,410,218	$5,859,090
Entergy Mississippi	$1,091,938	$1,153,791
Entergy New Orleans	$459,095	$466,368
Entergy Texas	$1,539,889	$1,704,985
System Energy	$550,926	$543,935

(a)
The values exclude lease obligations of $57 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $182 million at Entergy Arkansas, and the note payable to NYPA of $35 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2015 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,325,930	$13,578,511
Entergy Arkansas	$2,629,839	$2,498,108
Entergy Louisiana	$4,836,162	$5,018,786
Entergy Mississippi	$1,045,085	$1,087,326
Entergy New Orleans	$342,880	$351,040
Entergy Texas	$1,451,967	$1,590,616
System Energy	$572,667	$552,762

(a)
The values exclude lease obligations of $109 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $35 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 696,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2016 with a weighted-average fair value of $7.40 per option.  As of June 30, 2016, there were options on 7,386,878 shares of common stock outstanding with a weighted-average exercise price of $84.48.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2016.  Because Entergy’s stock price at June 30, 2016 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2016 was zero. The intrinsic value of all “in the money” stock options was $36.2 million as of June 30, 2016.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.0
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

The following table includes financial information for outstanding stock options for the six months ended June 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$2.2	$2.1
Tax benefit recognized in Entergy’s net income	$0.8	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$0.4

Other Equity Awards

In January 2016 the Board approved and Entergy granted 370,000 restricted stock awards and 199,800 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 28, 2016 and were valued at $70.56 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned.  The performance units were granted effective as of January 28, 2016 and were valued at $84.52 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$8.5	$8.0
Tax benefit recognized in Entergy’s net income	$3.3	$3.1
Compensation cost capitalized as part of fixed assets and inventory	$1.9	$1.6

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$16.9	$16.1
Tax benefit recognized in Entergy’s net income	$6.5	$6.2
Compensation cost capitalized as part of fixed assets and inventory	$3.7	$3.1

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$35,811	$43,762
Interest cost on projected benefit obligation	65,403	75,694
Expected return on assets	(97,366)	(98,655)
Amortization of prior service cost	270	390
Amortization of loss	48,824	58,981
Net pension costs	$52,942	$80,172

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$71,622	$87,524
Interest cost on projected benefit obligation	130,806	151,388
Expected return on assets	(194,732)	(197,310)
Amortization of prior service cost	540	780
Amortization of loss	97,648	117,962
Special termination benefit	—	76
Net pension costs	$105,884	$160,420

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,181	$7,049	$1,562	$656	$1,416	$1,566
Interest cost on projected
benefit obligation	13,055	14,870	3,811	1,814	3,557	2,992
Expected return on assets	(19,772)	(22,096)	(5,981)	(2,687)	(6,062)	(4,459)
Amortization of loss	10,936	11,946	2,985	1,615	2,340	2,604
Net pension cost	$9,400	$11,769	$2,377	$1,398	$1,251	$2,703

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,661	$8,599	$1,982	$849	$1,645	$1,957
Interest cost on projected
benefit obligation	15,471	17,367	4,502	2,108	4,354	3,493
Expected return on assets	(20,026)	(22,701)	(6,105)	(2,725)	(6,222)	(4,568)
Amortization of loss	13,564	14,951	3,724	2,013	3,238	3,264
Net pension cost	$15,670	$18,216	$4,103	$2,245	$3,015	$4,146

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,362	$14,098	$3,124	$1,312	$2,832	$3,132
Interest cost on projected
benefit obligation	26,110	29,740	7,622	3,628	7,114	5,984
Expected return on assets	(39,544)	(44,192)	(11,962)	(5,374)	(12,124)	(8,918)
Amortization of loss	21,872	23,892	5,970	3,230	4,680	5,208
Net pension cost	$18,800	$23,538	$4,754	$2,796	$2,502	$5,406

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$13,322	$17,198	$3,964	$1,698	$3,290	$3,914
Interest cost on projected
benefit obligation	30,942	34,734	9,004	4,216	8,708	6,986
Expected return on assets	(40,052)	(45,402)	(12,210)	(5,450)	(12,444)	(9,136)
Amortization of loss	27,128	29,902	7,448	4,026	6,476	6,528
Net pension cost	$31,340	$36,432	$8,206	$4,490	$6,030	$8,292

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $4.3 million and $4.5 million in pension cost for its non-qualified pension plans in the second quarters of 2016 and 2015, respectively. Entergy recognized $8.5 million and $8.9 million in pension costs for its non-qualified pension plans for the six months ended June 30, 2016 and 2015, respectively.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the second quarters of 2016 and 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost
second quarter 2016	$106	$59	$59	$16	$127
Non-qualified pension cost
second quarter 2015	$113	$68	$59	$16	$149

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2016 and 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six
months ended June 30, 2016	$212	$118	$118	$32	$254
Non-qualified pension cost six
months ended June 30, 2015	$226	$136	$118	$32	$298

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$8,073	$11,326
Interest cost on accumulated postretirement benefit obligation (APBO)	14,083	17,984
Expected return on assets	(10,455)	(11,344)
Amortization of prior service credit	(11,373)	(9,320)
Amortization of loss	4,554	7,893
Net other postretirement benefit cost	$4,882	$16,539

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$16,146	$22,652
Interest cost on accumulated postretirement benefit obligation (APBO)	28,166	35,968
Expected return on assets	(20,910)	(22,688)
Amortization of prior service credit	(22,746)	(18,640)
Amortization of loss	9,108	15,786
Net other postretirement benefit cost	$9,764	$33,078

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the second quarters of 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$978	$1,869	$386	$156	$398	$334
Interest cost on APBO	2,324	3,260	709	448	1,039	529
Expected return on assets	(4,464)	—	(1,379)	(1,154)	(2,394)	(814)
Amortization of prior service
credit	(1,368)	(1,947)	(234)	(186)	(681)	(393)
Amortization of loss	1,064	732	223	37	537	287
Net other postretirement
benefit cost	($1,466)	$3,914	($295)	($699)	($1,101)	($57)

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,739	$2,474	$507	$205	$500	$470
Interest cost on APBO	3,130	4,078	859	652	1,342	628
Expected return on assets	(4,798)	—	(1,542)	(1,201)	(2,588)	(911)
Amortization of prior service
credit	(610)	(1,867)	(229)	(177)	(681)	(366)
Amortization of loss	1,339	1,780	215	118	685	300
Net other postretirement
benefit cost	$800	$6,465	($190)	($403)	($742)	$121

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,956	$3,738	$772	$312	$796	$668
Interest cost on APBO	4,648	6,520	1,418	896	2,078	1,058
Expected return on assets	(8,928)	—	(2,758)	(2,308)	(4,788)	(1,628)
Amortization of prior service
credit	(2,736)	(3,894)	(468)	(372)	(1,362)	(786)
Amortization of loss	2,128	1,464	446	74	1,074	574
Net other postretirement
benefit cost	($2,932)	$7,828	($590)	($1,398)	($2,202)	($114)

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,478	$4,948	$1,014	$410	$1,000	$940
Interest cost on APBO	6,260	8,156	1,718	1,304	2,684	1,256
Expected return on assets	(9,596)	—	(3,084)	(2,402)	(5,176)	(1,822)
Amortization of prior service
credit	(1,220)	(3,734)	(458)	(354)	(1,362)	(732)
Amortization of loss	2,678	3,560	430	236	1,370	600
Net other postretirement
benefit cost	$1,600	$12,930	($380)	($806)	($1,484)	$242

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2016 and 2015:

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($113)	$7,355
Amortization of loss	(12,482)	(2,063)	(632)	(15,177)
	($12,752)	$5,675	($745)	($7,822)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(732)	(5)	(1,573)
	($836)	$1,215	($5)	$374

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($108)	$5,985
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($660)	($11,603)
Entergy Louisiana
Amortization of prior service (cost)/credit	$—	$1,867	($1)	$1,866
Amortization of loss	(751)	(1,779)	(5)	(2,535)
	($751)	$88	($6)	($669)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2016 and 2015:

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($540)	$15,476	($226)	$14,710
Amortization of loss	(24,964)	(4,126)	(1,262)	(30,352)
	($25,504)	$11,350	($1,488)	($15,642)
Entergy Louisiana
Amortization of prior service credit	$—	$3,894	$—	$3,894
Amortization of loss	(1,672)	(1,464)	(6)	(3,142)
	($1,672)	$2,430	($6)	$752

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($778)	$12,964	($215)	$11,971
Amortization of loss	(25,254)	(8,818)	(1,104)	(35,176)
	($26,032)	$4,146	($1,319)	($23,205)
Entergy Louisiana
Amortization of prior service (cost)/credit	$—	$3,734	($1)	$3,733
Amortization of loss	(1,502)	(3,558)	(10)	(5,070)
	($1,502)	$176	($11)	($1,337)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $387.5 million to its qualified pension plans in 2016.  As of June 30, 2016, Entergy had contributed $169.8 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2016 pension
contributions	$82,831	$83,909	$19,913	$10,694	$15,770	$20,206
Pension contributions made
through June 2016	$36,549	$37,319	$8,919	$4,680	$6,999	$8,891
Remaining estimated pension
contributions to be made in 2016	$46,282	$46,590	$10,994	$6,014	$8,771	$11,315

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2016 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2016 and 2015 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2016
Operating revenues	$2,118,478	$344,110	$—	($26)	$2,462,562
Income taxes	($3,785)	($235,055)	($10,133)	$—	($248,973)
Consolidated net income (loss)	$380,317	$250,874	($26,703)	($31,898)	$572,590
2015
Operating revenues	$2,273,945	$439,306	$—	($20)	$2,713,231
Income taxes	$117,798	($3,300)	($14,717)	$—	$99,781
Consolidated net income (loss)	$204,035	($3,545)	($14,870)	($31,898)	$153,722

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2016 and 2015 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2016
Operating revenues	$4,206,272	$866,189	$—	($46)	$5,072,415
Income taxes	$104,051	($182,741)	($30,337)	$—	($109,027)
Consolidated net income (loss)	$579,968	$330,430	($38,769)	($63,797)	$807,832
Total assets as of June 30, 2016	$39,841,100	$7,913,442	$1,211,715	($3,089,215)	$45,877,042
2015
Operating revenues	$4,551,455	$1,081,896	$—	($30)	$5,633,321
Income taxes	$209,048	$66,891	($25,687)	$—	$250,252
Consolidated net income (loss)	$431,786	$119,887	($31,224)	($63,798)	$456,651
Total assets as of December 31, 2015	$38,356,906	$8,210,183	($461,505)	($1,457,903)	$44,647,681

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

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk, particularly power price and fuel price risk.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies use derivative instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option’s contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Hedging instruments and volumes are chosen based on ability to mitigate risk associated with future energy and capacity prices; however, other considerations are factored into hedge product and volume decisions including corporate liquidity, corporate credit ratings, counterparty credit risk, hedging costs, firm settlement risk, and product availability in the marketplace.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy’s risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy’s objectives.

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options and interest rate swaps.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2016 is approximately 2 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 87% for the remainder of 2016, of which approximately 60% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2016 is 18 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guaranty, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2016, derivative contracts with four counterparties were in a liability position (approximately $7 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and letters of credit in the amount of $23 million were required to be posted by its counterparties to the Entergy subsidiary as of June 30, 2016. As of December 31, 2015, derivative contracts with two counterparties were in a liability position (approximately $2 million total). As of December 31, 2015, $9 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $68 million was required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of June 30, 2016 is 32,588,000 MMBtu for Entergy, including 26,370,000 MMBtu for Entergy Louisiana, 5,950,000 MMBtu for Entergy Mississippi, and 268,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2016, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2016 through May 31, 2017. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of June 30, 2016 is 103,995 GWh for Entergy, including 23,627 GWh for Entergy Arkansas, 44,556 GWh for Entergy Louisiana, 16,903 GWh for Entergy Mississippi, 5,064 GWh for Entergy New Orleans, and 13,301 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of June 30, 2016, letters of credit posted with MISO covered the FTR exposure for Entergy Texas. No cash collateral was required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities. As of December 31, 2015, no cash or letters of credit were required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2016 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$50	($9)	$41	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$5	($5)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$7	($7)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$7	($5)	$2	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$50	($22)	$28	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$8	$—	$8	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$16	$—	$16	Utility
FTRs	Prepayments and other	$47	($1)	$46	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$31	($24)	$7	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$3	($1)	$2	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2015 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$173	($34)	$139	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	($2)	$15	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$14	($14)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$54	($13)	$41	Entergy Wholesale Commodities
FTRs	Prepayments and other	$24	($1)	$23	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$38	($32)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$9	$—	$9	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)
Excludes cash collateral in the amount of $1 million posted as of June 30, 2016 and $9 million posted and $68 million held as of December 31, 2015. Also excludes letters of credit in the amount of $1 million posted and $23 million held as of June 30, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the three months ended June 30, 2016 and 2015 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2016
Electricity swaps and options	($53)	Competitive businesses operating revenues	$46

2015
Electricity swaps and options	$137	Competitive businesses operating revenues	$78

(a)	Before taxes of $16 million and $27 million for the three months ended June 30, 2016 and 2015, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the six months ended June 30, 2016 and 2015 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2016
Electricity swaps and options	$86	Competitive businesses operating revenues	$200

2015
Electricity swaps and options	$105	Competitive businesses operating revenues	$91

(a)	Before taxes of $70 million and $32 million for the six months ended June 30, 2016 and 2015, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2016 and 2015 was ($3) million and $2 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2016 and 2015 was ($0.3) million and $1 million, respectively.

Based on market prices as of June 30, 2016, net unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $53 million.  Approximately $51 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2016 and 2015 are as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2016
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
FTRs	$—	Purchased power expense	(b)	$38
Electricity swaps and options de-designated as hedged items	($10)	Competitive business operating revenues		($6)

2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$3
FTRs	$—	Purchased power expense	(b)	$46
Electricity swaps and options de-designated as hedged items	($3)	Competitive business operating revenues		($5)

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2016 and 2015 are as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2016
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($30)
FTRs	$—	Purchased power expense	(b)	$59
Electricity swaps and options de-designated as hedged items	$15	Competitive business operating revenues		($9)

2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($16)
FTRs	$—	Purchased power expense	(b)	$79
Electricity swaps and options de-designated as hedged items	$1	Competitive business operating revenues		($39)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$12.8	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.7	Entergy Mississippi

FTRs	Prepayments and other	$14.0	Entergy Arkansas
FTRs	Prepayments and other	$16.2	Entergy Louisiana
FTRs	Prepayments and other	$5.6	Entergy Mississippi
FTRs	Prepayments and other	$2.0	Entergy New Orleans
FTRs	Prepayments and other	$8.0	Entergy Texas

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$7.9	Entergy Arkansas
FTRs	Prepayments and other	$8.5	Entergy Louisiana
FTRs	Prepayments and other	$2.4	Entergy Mississippi
FTRs	Prepayments and other	$1.5	Entergy New Orleans
FTRs	Prepayments and other	$2.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	Entergy New Orleans

(a)
Excludes letters of credit in the amount of $1.4 million posted by Entergy Texas as of June 30, 2016. No cash collateral was required to be posted as of June 30, 2016 and December 31, 2015, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2016 and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.9)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9)	(a)	Entergy Mississippi

FTRs	Purchased power expense	$5.5	(b)	Entergy Arkansas
FTRs	Purchased power expense	$21.6	(b)	Entergy Louisiana
FTRs	Purchased power expense	$3.6	(b)	Entergy Mississippi
FTRs	Purchased power expense	$1.4	(b)	Entergy New Orleans
FTRs	Purchased power expense	$5.4	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	(a)	Entergy Mississippi

FTRs	Purchased power expense	$19.6	(b)	Entergy Arkansas
FTRs	Purchased power expense	$17.3	(b)	Entergy Louisiana
FTRs	Purchased power expense	$3.9	(b)	Entergy Mississippi
FTRs	Purchased power expense	$4.5	(b)	Entergy New Orleans
FTRs	Purchased power expense	$1.2	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2016 and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($24.2)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$13.3	(b)	Entergy Arkansas
FTRs	Purchased power expense	$32.1	(b)	Entergy Louisiana
FTRs	Purchased power expense	$4.4	(b)	Entergy Mississippi
FTRs	Purchased power expense	$1.9	(b)	Entergy New Orleans
FTRs	Purchased power expense	$6.9	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.5)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.4)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$34.7	(b)	Entergy Arkansas
FTRs	Purchased power expense	$31.7	(b)	Entergy Louisiana
FTRs	Purchased power expense	$7.2	(b)	Entergy Mississippi
FTRs	Purchased power expense	$6.0	(b)	Entergy New Orleans
FTRs	Purchased power expense	($0.2)	(b)	Entergy Texas

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

Effective first quarter 2016, Entergy retrospectively adopted ASU 2015-07, which simplifies the disclosure for fair value investments by removing the requirement to categorize within the fair value hierarchy investment for which fair value is measured using the net asset value per share as a practical expedient. For all periods presented the common trust funds have not been assigned a level and are presented within the fair value tables only as a reconciling item to the total fair value of investments.

The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

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

Level 2 consists primarily of individually-owned debt instruments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of FTRs and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group and the Accounting Policy and Entergy Wholesale Commodities Accounting group.  The primary functions of the Business Unit Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Business Unit Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Accounting Policy and Entergy Wholesale Commodities Accounting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Business Unit Risk Control group reports to the Vice President and Treasurer while the Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.

On a daily basis, the Business Unit Risk Control group calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and uses multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Control groups report to the Vice President and Treasurer.  The Accounting Policy group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$893	$—	$—	$893
Decommissioning trust funds (a):
Equity securities	464	—	—	464
Debt securities	1,053	1,220	—	2,273
Common trusts (b)				2,819
Power contracts	—	—	77	77
Securitization recovery trust account	37	—	—	37
Escrow accounts	433	—	—	433
Gas hedge contracts	16	—	—	16
FTRs	—	—	46	46
	$2,896	$1,220	$123	$7,058
Liabilities:
Power contracts	$—	$—	$11	$11

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,287	$—	$—	$1,287
Decommissioning trust funds (a):
Equity securities	468	—	—	468
Debt securities	1,061	1,094	—	2,155
Common trusts (b)				2,727
Power contracts	—	—	195	195
Securitization recovery trust account	50	—	—	50
Escrow accounts	425	—	—	425
FTRs	—	—	23	23
	$3,291	$1,094	$218	$7,330
Liabilities:
Power contracts	$—	$—	$6	$6
Gas hedge contracts	9	—	—	9
	$9	$—	$6	$15

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2016 and 2015:

	2016		2015
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of April 1,	$183	$9	$145	$15
Total gains (losses) for the period (a)
Included in earnings	(9)	—	22	—
Included in OCI	(53)	—	131	—
Included as a regulatory liability/asset	—	20	—	18
Issuances of FTRs	—	55	—	80
Purchases	—	—	4	—
Settlements	(55)	(38)	(98)	(46)
Balance as of June 30,	$66	$46	$204	$67

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($6) million for the three months ended June 30, 2016 and ($1) million for the three months ended June 30, 2015.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2016 and 2015:

	2016		2015
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$189	$23	$215	$47
Total gains (losses) for the period (a)
Included in earnings	(9)	—	(13)	(1)
Included in OCI	86	—	105	—
Included as a regulatory liability/asset	—	27	—	20
Issuances of FTRs	—	55	—	80
Purchases	—	—	14	—
Settlements	(200)	(59)	(117)	(79)
Balance as of June 30,	$66	$46	$204	$67

(a)
For the six months ended June 30, 2016, there is no change in unrealized gains or losses included in earnings for derivatives held at the end of the reporting period. Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($7) million for the six months ended June 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2016:

Transaction Type	Fair Value as of June 30, 2016	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$61	Unit contingent discount	+/-	3%	$2
Power contracts - electricity options	$5	Implied volatility	+/-	34%	$3

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$11.3	$—	$—	$11.3
Decommissioning trust funds (a):
Equity securities	16.8	—	—	16.8
Debt securities	97.4	207.8	—	305.2
Common trusts (b)				480.8
Securitization recovery trust account	3.2	—	—	3.2
Escrow accounts	7.1	—	—	7.1
FTRs	—	—	14.0	14.0
	$135.8	$207.8	$14.0	$838.4

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.0	$—	$—	$3.0
Debt securities	110.5	193.4	—	303.9
Common trusts (b)				464.4
Securitization recovery trust account	4.2	—	—	4.2
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	7.9	7.9
	$129.9	$193.4	$7.9	$795.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$50.1	$—	$—	$50.1
Decommissioning trust funds (a):
Equity securities	6.9	—	—	6.9
Debt securities	137.0	299.2	—	436.2
Common trusts (b)				651.7
Escrow accounts	305.2	—	—	305.2
Securitization recovery trust account	3.0	—	—	3.0
Gas hedge contracts	12.8	—	—	12.8
FTRs	—	—	16.2	16.2
	$515.0	$299.2	$16.2	$1,482.1

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.8	$—	$—	$34.8
Decommissioning trust funds (a):
Equity securities	7.1	—	—	7.1
Debt securities	161.1	248.8	—	409.9
Common trusts (b)				625.3
Escrow accounts	290.4	—	—	290.4
Securitization recovery trust account	3.2	—	—	3.2
FTRs	—	—	8.5	8.5
	$496.6	$248.8	$8.5	$1,379.2

Liabilities:
Gas hedge contracts	$7.0	$—	$—	$7.0

Entergy Mississippi

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$105.3	$—	$—	$105.3
Escrow accounts	31.8	—	—	31.8
Gas hedge contracts	2.7	—	—	2.7
FTRs	—	—	5.6	5.6
	$139.8	$—	$5.6	$145.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.2	$—	$—	$144.2
Escrow accounts	41.7	—	—	41.7
FTRs	—	—	2.4	2.4
	$185.9	$—	$2.4	$188.3

Liabilities:
Gas hedge contracts	$1.3	$—	$—	$1.3

Entergy New Orleans

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$23.4	$—	$—	$23.4
Securitization recovery trust account	1.3	—	—	1.3
Escrow accounts	88.3	—	—	88.3
FTRs	—	—	2.0	2.0
	$113.0	$—	$2.0	$115.0

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$87.8	$—	$—	$87.8
Securitization recovery trust account	4.6	—	—	4.6
Escrow accounts	81.0	—	—	81.0
FTRs	—	—	1.5	1.5
	$173.4	$—	$1.5	$174.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$54.6	$—	$—	$54.6
Securitization recovery trust account	29.4	—	—	29.4
FTRs	—	—	8.0	8.0
	$84.0	$—	$8.0	$92.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$38.2	$—	$—	$38.2
FTRs	—	—	2.2	2.2
	$38.2	$—	$2.2	$40.4

System Energy

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$138.0	$—	$—	$138.0
Decommissioning trust funds (a):
Equity securities	0.7	—	—	0.7
Debt securities	247.4	56.3	—	303.7
Common trusts (b)				436.7
	$386.1	$56.3	$—	$879.1

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.0	$—	$—	$222.0
Decommissioning trust funds (a):
Equity securities	1.8	—	—	1.8
Debt securities	218.6	59.2	—	277.8
Common trusts (b)				421.9
	$442.4	$59.2	$—	$923.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$3.7	$3.3	$0.9	$0.6	$0.9
Issuances of FTRs	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	(3.0)	16.4	2.4	—	3.2
Settlements	(5.5)	(21.6)	(3.6)	(1.4)	(5.4)
Balance as of June 30,	$14.0	$16.2	$5.6	$2.0	$8.0

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$0.6	$8.8	$0.9	$1.4	$3.4
Issuances of FTRs	7.0	48.2	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	21.1	(2.4)	2.5	2.5	(5.7)
Settlements	(19.6)	(17.3)	(3.9)	(4.5)	(1.2)
Balance as of June 30,	$9.1	$37.3	$4.9	$6.7	$7.9

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Issuances of FTRs	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	0.6	21.7	1.7	(0.4)	3.4
Settlements	(13.3)	(32.1)	(4.4)	(1.9)	(6.9)
Balance as of June 30,	$14.0	$16.2	$5.6	$2.0	$8.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$25.5	$3.4	$4.1	$12.3
Issuances of FTRs	7.0	48.2	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	36.1	(4.7)	3.3	1.3	(16.0)
Settlements	(34.7)	(31.7)	(7.2)	(6.0)	0.2
Balance as of June 30,	$9.1	$37.3	$4.9	$6.7	$7.9

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other-than-temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,283	$1,467	$1
Debt Securities	2,273	108	1
Total	$5,556	$1,575	$2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,195	$1,396	$2
Debt Securities	2,155	41	17
Total	$5,350	$1,437	$19

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $380 million and $342 million as of June 30, 2016 and December 31, 2015, respectively.  The amortized cost of debt securities was $2,189 million as of June 30, 2016 and $2,124 million as of December 31, 2015.  As of June 30, 2016, the debt securities have an average coupon rate of approximately 3.20%, an average duration of approximately 5.83 years, and an average maturity of approximately 9.22 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$24	$1	$84	$—
More than 12 months	1	—	33	1
Total	$25	$1	$117	$1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$54	$2	$1,031	$15
More than 12 months	1	—	61	2
Total	$55	$2	$1,092	$17

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$73	$77
1 year - 5 years	839	857
5 years - 10 years	755	704
10 years - 15 years	152	124
15 years - 20 years	63	50
20 years+	391	343
Total	$2,273	$2,155

During the three months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $504 million and $456 million, respectively.  During the three months ended June 30, 2016 and 2015, gross gains of $10 million and $19 million, respectively, and gross losses of $2 million and $1 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $1,233 million and $949 million, respectively.  During the six months ended June 30, 2016 and 2015, gross gains of $20 million and $45 million, respectively, and gross losses of $5 million and $3 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.
Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$497.6	$246.3	$0.1
Debt Securities	305.2	12.1	0.1
Total	$802.8	$258.4	$0.2

2015
Equity Securities	$467.4	$234.4	$0.2
Debt Securities	303.9	4.1	2.2
Total	$771.3	$238.5	$2.4

The amortized cost of debt securities was $299.5 million as of June 30, 2016 and $301.8 million as of December 31, 2015.  As of June 30, 2016, the debt securities have an average coupon rate of approximately 2.61%, an average duration of approximately 5.19 years, and an average maturity of approximately 5.94 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$4.5	$0.1	$18.2	$—
More than 12 months	—	—	1.6	0.1
Total	$4.5	$0.1	$19.8	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.8	$0.2	$111.4	$1.7
More than 12 months	—	—	18.5	0.5
Total	$7.8	$0.2	$129.9	$2.2

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$5.4	$1.8
1 year - 5 years	119.9	145.2
5 years - 10 years	163.5	138.5
10 years - 15 years	9.7	2.4
15 years - 20 years	1.1	2.0
20 years+	5.6	14.0
Total	$305.2	$303.9

During the three months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $45.2 million and $64.9 million, respectively.  During the three months ended June 30, 2016 and 2015, gross gains of $0.4 million and $0.3 million, respectively, and gross losses of $0.2 million and $0.02 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $103.8 million and $146.8 million, respectively.  During the six months ended June 30, 2016 and 2015, gross gains of $1.2 million and $5.4 million, respectively, and gross losses of $0.3 million and $0.02 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$658.6	$300.4	$—
Debt Securities	436.2	24.7	0.3
Total	$1,094.8	$325.1	$0.3

2015
Equity Securities	$632.4	$283.7	$0.2
Debt Securities	409.9	13.2	2.4
Total	$1,042.3	$296.9	$2.6

The amortized cost of debt securities was $413.4 million as of June 30, 2016 and $399.2 million as of December 31, 2015.  As of June 30, 2016, the debt securities have an average coupon rate of approximately 3.85%, an average duration of approximately 5.47 years, and an average maturity of approximately 11.19 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.6	$—	$3.7	$—
More than 12 months	0.8	—	6.8	0.3
Total	$2.4	$—	$10.5	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9.4	$0.2	$124.0	$2.0
More than 12 months	—	—	7.4	0.4
Total	$9.4	$0.2	$131.4	$2.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$18.9	$27.1
1 year - 5 years	115.0	124.0
5 years - 10 years	117.1	114.3
10 years - 15 years	51.8	39.3
15 years - 20 years	30.9	26.5
20 years+	102.5	78.7
Total	$436.2	$409.9

During the three months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $69.7 million and $39.6 million, respectively.  During the three months ended June 30, 2016 and 2015, gross gains of $1.7 million and $0.2 million, respectively, and gross losses of $0.04 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $123.5 million and $65.2 million, respectively.  During the six months ended June 30, 2016 and 2015, gross gains of $2.6 million and $1.5 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$437.4	$190.0	$0.1
Debt Securities	303.7	8.4	0.1
Total	$741.1	$198.4	$0.2

2015
Equity Securities	$423.7	$179.2	$0.3
Debt Securities	277.8	2.2	2.3
Total	$701.5	$181.4	$2.6

The amortized cost of debt securities was $295.2 million as of June 30, 2016 and $270.7 million as of December 31, 2015.  As of June 30, 2016, the debt securities have an average coupon rate of approximately 1.87%, an average duration of approximately 5.20 years, and an average maturity of approximately 6.35 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.0	$0.1	$20.2	$—
More than 12 months	—	—	1.1	0.1
Total	$1.0	$0.1	$21.3	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8.3	$0.2	$200.4	$2.2
More than 12 months	0.9	0.1	5.0	0.1
Total	$9.2	$0.3	$205.4	$2.3

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$3.1	$2.0
1 year - 5 years	192.2	181.2
5 years - 10 years	75.6	63.0
10 years - 15 years	3.6	4.4
15 years - 20 years	1.5	1.6
20 years+	27.7	25.6
Total	$303.7	$277.8

During the three months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $100.9 million and $83.6 million, respectively.  During the three months ended June 30, 2016 and 2015, gross gains of $0.9 million and $0.4 million, respectively, and gross losses of $0.1 million and $0.04 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $289.4 million and $162 million, respectively.  During the six months ended June 30, 2016 and 2015, gross gains of $2.5 million and $0.8 million, respectively, and gross losses of $0.4 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2016 and 2015.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not have any material charges relating to other-than-temporary impairment of certain equity securities for the three and six months ended June 30, 2016 and 2015.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation,” “Income Tax Audits,” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. The following are updates to that discussion.

2010-2011 IRS Audit

The IRS has completed its examination of the 2010 and 2011 tax years and issued its 2010-2011 Revenue Agent Report (RAR) in June 2016. Entergy has agreed to all proposed adjustments contained in the RAR.
As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits as follows:

•
Entergy and the IRS agreed that $148.6 million of the proceeds received by Entergy Louisiana in 2010 from the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55) were not taxable. Because the treatment of the financing is settled, Entergy recognized previously unrecognized tax benefits totaling $63.5 million, of which Entergy Louisiana recorded $61.6 million. Entergy Louisiana also accrued a regulatory liability of $16.1 million ($9.9 million net-of-tax) in accordance with the terms of Entergy Louisiana’s previous settlement agreement approved by the LPSC regarding Entergy Louisiana’s obligation to pay to customers savings associated with the Act 55 financing.

•
Entergy and the IRS agreed upon the tax treatment of Entergy Louisiana’s regulatory liability related to the Vidalia purchased power agreement. As a result, Entergy Louisiana recognized a previously unrecognized tax benefit of $74.5 million.

The settlement of the above-described items, along with other minor recorded adjustments, decreased Entergy Louisiana’s balance of unrecognized tax benefits from $796.9 million as of December 31, 2015 to $564.7 million as of June 30, 2016, net of carryovers for losses and credits. The unrecognized tax benefits were settled primarily through utilization of net operating loss carryovers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

Entergy made a tax election to treat its subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes. This resulted in a constructive contribution of all the assets and liabilities associated with the plant to a new subsidiary corporation for federal income tax purposes. The constructive contribution required Entergy to recognize the plant’s nuclear decommissioning liability for income tax purposes resulting in permanent differences under the income tax accounting standards. The accrual of the nuclear decommissioning liability required Entergy to recognize a gain for income tax purposes, a significant portion of which resulted in an increase in tax basis of the assets constructively contributed to the subsidiary. The permanent difference reduced income tax expense, net of unrecognized tax benefits, by $238 million.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2016 are $138 million for Entergy, $20.4 million for Entergy Arkansas, $43.3 million for Entergy Louisiana, $2.3 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $11.5 million for Entergy Texas, and $11.8 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2015 are $234 million for Entergy, $43 million for Entergy Arkansas, $68.6 million for Entergy Louisiana, $11.4 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $33.1 million for Entergy Texas, and $6.8 million for System Energy.

Waterford 3 Transaction

See Note 10 to the financial statements in the Form 10-K for a discussion of the Waterford 3 lease obligation. In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that were previously being leased.  In March 2016, Entergy Louisiana completed the first step in the two-step transaction by acquiring the equity participant’s beneficial interest in the leased assets. Entergy Louisiana paid $60 million in cash and $52 million through the issuance of a non-interest bearing collateral trust mortgage note, payable in installments through July 2017. Entergy Louisiana will continue to make payments on the lessor debt that remains outstanding. The combination of payments on the $52 million collateral trust mortgage note issued and the debt service on the lessor debt will be equal in timing and amount to the remaining lease payments due from the closing of the transaction through the end of the lease term in July 2017.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt.

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest representing approximately 9.3% of the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $9.2 million and $21 million in the six months ended June 30, 2016 and 2015, respectively. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million and $37.6 million in the six months ended June 30, 2016 and 2015, respectively.

NOTE 13.  ACQUISITIONS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans)

In March 2016, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans purchased the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Entergy Louisiana purchased two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy New Orleans each purchased one power block and a 25% undivided ownership interest in such related assets. The aggregate purchase price for the Union Power Station was approximately $949 million (approximately $237 million for each power block and associated assets).

________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2016 Compared to Second Quarter 2015

Net income increased $12.4 million primarily due to higher net revenue, partially offset by higher depreciation and amortization expenses and higher other operation and maintenance expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income increased $13.8 million primarily due to higher net revenue, partially offset by higher depreciation and amortization expenses, a higher effective income tax rate, and higher interest expense.

Net Revenue

Second Quarter 2016 Compared to Second Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$335.0
Retail electric price	25.7
Transmission revenue	7.1
Other	(2.1)
2016 net revenue	$365.7

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station. See Note 2 to the financial statements herein for further discussion of the rate case. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The transmission revenue variance is primarily due to an increase in Attachment O rates charged by MISO to transmission customers.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$642.3
Retail electric price	48.9
Transmission revenue	12.6
Asset retirement obligation	5.4
Opportunity sales	(7.5)
Volume/weather	(11.6)
Other	(2.7)
2016 net revenue	$687.4

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station. See Note 2 to the financial statements herein for further discussion of the rate case. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The transmission revenue variance is primarily due to an increase in Attachment O rates charged by MISO to transmission customers.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily caused by an increase in regulatory credits because of lower realized gains on decommissioning trust fund investments.

The opportunity sales variance results from the estimated net revenue effect of the FERC orders issued in April 2016 in the opportunity sales proceeding. See “Opportunity Sales Proceeding” below for further discussion of the opportunity sales proceeding.

The volume/weather variance is primarily due to a decrease of 702 GWh, or 7%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

Other Income Statement Variances

Second Quarter 2016 Compared to Second Quarter 2015

Other operation and maintenance expenses increased primarily due to:

•	$6.5 million in credits received in the second quarter 2015 related to incentives recognized as a result of participation in energy efficiency programs;

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $2.5 million in fossil-fueled generation expenses primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase; and

•
an increase of $1.6 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and an overall higher scope of work done during plant outages as compared to prior year. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below.

The increase was partially offset by:

•
a decrease of $4.5 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $3.7 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings in June 2016 for fixed costs to be collected from customers.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 2 of the Union Power Station in March 2016.

Other income increased primarily due to higher earnings on decommissioning trust fund investments in the second quarter 2016 as compared to the second quarter 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to the previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
the deferral of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. See Note 2 to the financial statements herein for further discussion of the rate case settlement;

•
a decrease of $9.7 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $9.1 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings in June 2016 for fixed costs to be collected from customers.

The decrease was partially offset by:

•
an increase of $23.5 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and an overall higher scope of work done during plant outages as compared to prior year. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below; and

•	$6.5 million in credits received in the second quarter 2015 related to incentives recognized as a result of participation in energy efficiency programs.

Taxes other than income taxes decreased primarily due to a decrease in payroll taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 2 of the Union Power Station in March 2016.

Other income decreased primarily due to lower realized gains in 2016 as compared to 2015 on the decommissioning trust fund investments, partially offset by an increase in the allowance for equity funds used during construction resulting from increased transmission spending in 2016.

Interest expense increased primarily due to $5.1 million in estimated interest expense recorded in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements herein for further discussion of the opportunity sales proceeding.

Income Taxes

The effective income tax rate was 40.1% for the second quarter 2016 and 40.0% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 40.9% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 35.4% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

ANO Damage, Outage, and NRC Reviews

                See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

                As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix.  Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.  Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $30.6 million was incurred through June 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$9,135	$218,505

Cash flow provided by (used in):
Operating activities	253,703	214,338
Investing activities	(577,426)	(277,187)
Financing activities	339,700	(56,429)
Net increase (decrease) in cash and cash equivalents	15,977	(119,278)

Cash and cash equivalents at end of period	$25,112	$99,227

Operating Activities

Net cash flow provided by operating activities increased $39.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	a decrease of $21.8 million in spending on nuclear refueling outages in 2016;

•
a decrease of $10.3 million in income tax payments primarily due to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in the first quarter of 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the 2006-2007 IRS audit;

•	the timing of payments to vendors; and

•	a decrease of $4.7 million in storm spending in 2016.

The increase was partially offset by:

•
a decrease in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy collections from customers of $16.8 million received in 2016 as compared to $29.7 million received in 2015. See Note 2 herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	an increase of $8.1 million in interest paid resulting from an increase in interest expense, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $300.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•
the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•	an increase in non-storm related transmission and distribution construction expenditures primarily due to a higher scope of work performed in 2016; and

•
the fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by the decrease in nuclear construction expenditures primarily due to decreased spending on compliance with NRC post-Fukushima requirements and a decrease in storm-related transmission and distribution construction expenditures primarily due to higher storm restoration spending in 2015.

Financing Activities

Entergy Arkansas’s financing activities provided $339.7 million of cash for the six months ended June 30, 2016 compared to using $56.4 million of cash for the six months ended June 30, 2015 primarily due to the following activity:

•
the issuance of $325 million of 3.5% Series first mortgage bonds in January 2016. Entergy Arkansas used a portion of the proceeds to pay, prior to maturity, $175 million of 5.66% Series first mortgage bonds. Entergy Arkansas used the remainder of the proceeds, together with other funds, for the purchase of Power Block 2 of the Union Power Station, as discussed above, and for general corporate purposes;

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station;

•
the issuance of $55 million of 3.5% Series first mortgage bonds in June 2016. These bonds were a further issuance of the 3.5% Series first mortgage bonds issued in January 2016. Entergy Arkansas used the proceeds, together with other funds, to pay, prior to maturity, $60 million of 6.38% Series first mortgage bonds in July 2016;

•	money pool activity; and

•	net repayments of $48 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2015.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $52.7 million for the six months ended June 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the capital contribution received from Entergy Corporation in March 2016, as discussed above.

	June 30, 2016	December 31, 2015
Debt to capital	55.7%	56.8%
Effect of excluding the securitization bonds	(0.4%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	55.3%	56.2%
Effect of subtracting cash	(0.3%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	55.0%	56.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Entergy Arkansas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Arkansas may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy Arkansas may receive equity contributions to maintain the targeted capital structure.

Following are updates to information provided in the Form 10-K.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The current annual amounts of Entergy Arkansas’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$415	$160	$140
Transmission	175	185	135
Distribution	215	255	205
Other	70	30	35
Total	$875	$630	$515

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments such as the Union Power Station purchase in March 2016; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$1,453	($52,742)	$6,177	$2,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2020. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2017. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2016, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2016, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of June 30, 2016, $12.6 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 Entergy Arkansas formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test year to be below the formula rate plan bandwidth. The filing requests a $68 million rate increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. Entergy Arkansas requested an order approving its proposed formula rate plan adjustment by December 9, 2016. If a final order is not issued by this date, the proposed formula rate plan adjustment will become effective December 30, 2016, subject to refund.

Production Cost Allocation Rider

In May 2016, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflect the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and rates will be effective through June 2017.

Opportunity Sales Proceeding

See the Form 10-K for a discussion of the proceeding initiated at the FERC by the LPSC in June 2009 in which the LPSC initially requested that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  In April 2016 the FERC issued orders addressing the requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy will re-run intra-system bills for a ten-year period (2000-2009) to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of approximately $75 million, which represents its estimate of the retail portion of the costs.

In May 2016 a procedural schedule was established with a hearing in May 2017 and an initial decision expected in August 2017. In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear sustainability plan.  That plan has not been fully developed, but it will result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear sustainability plan, and an estimate of the costs associated with this plan cannot be made at this time.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$504,252	$551,809	$969,625	$1,063,062

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	88,022	145,315	168,959	250,187
Purchased power	49,714	80,671	111,518	180,485
Nuclear refueling outage expenses	14,981	13,443	30,050	25,506
Other operation and maintenance	173,909	169,365	326,815	329,910
Decommissioning	13,301	12,491	26,404	24,795
Taxes other than income taxes	22,961	22,980	46,047	48,684
Depreciation and amortization	67,115	61,540	130,288	121,642
Other regulatory charges (credits) - net	802	(9,145)	1,719	(9,952)
TOTAL	430,805	496,660	841,800	971,257

OPERATING INCOME	73,447	55,149	127,825	91,805

OTHER INCOME
Allowance for equity funds used during construction	3,995	3,532	8,927	5,906
Interest and investment income	5,770	2,861	9,364	13,813
Miscellaneous - net	(1,020)	(521)	(1,795)	(688)
TOTAL	8,745	5,872	16,496	19,031

INTEREST EXPENSE
Interest expense	27,792	26,417	60,574	52,904
Allowance for borrowed funds used during construction	(2,136)	(1,844)	(4,851)	(3,075)
TOTAL	25,656	24,573	55,723	49,829

INCOME BEFORE INCOME TAXES	56,536	36,448	88,598	61,007

Income taxes	22,645	14,923	35,413	21,617

NET INCOME	33,891	21,525	53,185	39,390

Preferred dividend requirements	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO COMMON STOCK	$32,173	$19,807	$49,748	$35,953

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$53,185	$39,390
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	211,630	201,426
Deferred income taxes, investment tax credits, and non-current taxes accrued	122,195	37,397
Changes in assets and liabilities:
Receivables	(42,371)	(35,452)
Fuel inventory	5,093	13,730
Accounts payable	66,118	(8,930)
Prepaid taxes and taxes accrued	(89,124)	(29,667)
Interest accrued	(1,093)	(543)
Deferred fuel costs	(40,847)	56,023
Other working capital accounts	25,021	(23,969)
Provisions for estimated losses	1,142	(133)
Other regulatory assets	7,048	14,173
Pension and other postretirement liabilities	(45,752)	(41,182)
Other assets and liabilities	(18,542)	(7,925)
Net cash flow provided by operating activities	253,703	214,338

INVESTING ACTIVITIES
Construction expenditures	(316,569)	(268,714)
Allowance for equity funds used during construction	9,229	7,329
Payment for purchase of plant	(236,969)	—
Nuclear fuel purchases	(64,689)	(34,750)
Proceeds from sale of nuclear fuel	40,336	26,636
Proceeds from nuclear decommissioning trust fund sales	103,815	146,823
Investment in nuclear decommissioning trust funds	(112,040)	(150,453)
Changes in money pool receivable - net	(1,453)	(3,959)
Changes in securitization account	1,017	(99)
Other	(103)	—
Net cash flow used in investing activities	(577,426)	(277,187)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	380,141	—
Retirement of long-term debt	(181,604)	(6,518)
Capital contribution from parent	200,000	—
Changes in short-term borrowings - net	908	(47,968)
Change in money pool payable - net	(52,742)	—
Dividends paid:
Preferred stock	(3,437)	(3,437)
Other	(3,566)	1,494
Net cash flow provided by (used in) financing activities	339,700	(56,429)

Net increase (decrease) in cash and cash equivalents	15,977	(119,278)
Cash and cash equivalents at beginning of period	9,135	218,505
Cash and cash equivalents at end of period	$25,112	$99,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$58,733	$50,671
Income taxes	$7,242	$17,587

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$13,780	$9,066
Temporary cash investments	11,332	69
Total cash and cash equivalents	25,112	9,135
Securitization recovery trust account	3,187	4,204
Accounts receivable:
Customer	107,896	108,636
Allowance for doubtful accounts	(34,401)	(34,226)
Associated companies	33,069	32,987
Other	82,046	84,216
Accrued unbilled revenues	121,151	73,583
Total accounts receivable	309,761	265,196
Deferred fuel costs	31,895	—
Fuel inventory - at average cost	57,596	62,689
Materials and supplies - at average cost	178,563	169,919
Deferred nuclear refueling outage costs	38,372	67,834
Prepaid taxes	119,415	30,291
Prepayments and other	25,692	15,145
TOTAL	789,593	624,413

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	802,763	771,313
Other	7,915	12,895
TOTAL	810,678	784,208

UTILITY PLANT
Electric	10,171,128	9,536,802
Property under capital lease	779	844
Construction work in progress	309,915	388,075
Nuclear fuel	256,222	286,341
TOTAL UTILITY PLANT	10,738,044	10,212,062
Less - accumulated depreciation and amortization	4,517,372	4,349,809
UTILITY PLANT - NET	6,220,672	5,862,253

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,273	61,438
Other regulatory assets (includes securitization property of $48,788 as of June 30, 2016 and $54,450 as of December 31, 2015)	1,325,890	1,333,773
Deferred fuel costs	66,799	66,700
Other	19,892	14,989
TOTAL	1,474,854	1,476,900

TOTAL ASSETS	$9,295,797	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$55,000
Short-term borrowings	12,599	11,690
Accounts payable:
Associated companies	137,691	110,464
Other	130,621	177,758
Customer deposits	119,586	118,340
Interest accrued	18,790	19,883
Deferred fuel costs	—	8,853
Other	51,610	45,219
TOTAL	525,897	547,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,100,985	1,982,812
Accumulated deferred investment tax credits	35,906	36,506
Other regulatory liabilities	266,938	242,913
Decommissioning	898,750	872,346
Accumulated provisions	6,694	5,552
Pension and other postretirement liabilities	413,401	459,153
Long-term debt (includes securitization bonds of $54,807 as of June 30, 2016 and $61,249 as of December 31, 2015)	2,775,658	2,574,839
Other	13,812	18,438
TOTAL	6,512,144	6,192,559

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2016 and 2015	470	470
Paid-in capital	788,493	588,493
Retained earnings	1,352,443	1,302,695
TOTAL	2,141,406	1,891,658

TOTAL LIABILITIES AND EQUITY	$9,295,797	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	39,390	39,390
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2015	$470	$588,471	$1,271,249	$1,860,190

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	53,185	53,185
Capital contribution from parent	—	200,000	—	200,000
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2016	$470	$788,493	$1,352,443	$2,141,406

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$153	$159	($6)	(4)
Commercial	115	119	(4)	(3)
Industrial	100	111	(11)	(10)
Governmental	4	5	(1)	(20)
Total retail	372	394	(22)	(6)
Sales for resale:
Associated companies	25	32	(7)	(22)
Non-associated companies	37	68	(31)	(46)
Other	70	58	12	21
Total	$504	$552	($48)	(9)

Billed Electric Energy Sales (GWh):
Residential	1,409	1,486	(77)	(5)
Commercial	1,350	1,374	(24)	(2)
Industrial	1,582	1,612	(30)	(2)
Governmental	55	55	—	—
Total retail	4,396	4,527	(131)	(3)
Sales for resale:
Associated companies	539	597	(58)	(10)
Non-associated companies	2,252	2,859	(607)	(21)
Total	7,187	7,983	(796)	(10)

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$345	$381	($36)	(9)
Commercial	225	230	(5)	(2)
Industrial	200	209	(9)	(4)
Governmental	8	9	(1)	(11)
Total retail	778	829	(51)	(6)
Sales for resale:
Associated companies	(7)	61	(68)	(111)
Non-associated companies	75	108	(33)	(31)
Other	124	65	59	91
Total	$970	$1,063	($93)	(9)

Billed Electric Energy Sales (GWh):
Residential	3,433	3,971	(538)	(14)
Commercial	2,690	2,789	(99)	(4)
Industrial	3,158	3,223	(65)	(2)
Governmental	111	111	—	—
Total retail	9,392	10,094	(702)	(7)
Sales for resale:
Associated companies	964	1,107	(143)	(13)
Non-associated companies	4,808	4,328	480	11
Total	15,164	15,529	(365)	(2)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination of the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility on October 1, 2015. The effect of the business combination has been retrospectively applied to the three and six months ended June 30, 2015 Entergy Louisiana financial statements that are presented in this report.

Results of Operations

Net Income

Second Quarter 2016 Compared to Second Quarter 2015

Net income increased $144.3 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit which resulted in a $136.1 million reduction of income tax expense. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income increased $129.8 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit which resulted in a $136.1 million reduction of income tax expense. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Net Revenue

Second Quarter 2016 Compared to Second Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$612.9
Louisiana Act 55 financing savings obligation	(16.1)
Volume/weather	(3.4)
Retail electric price	18.0
Other	(3.2)
2016 net revenue	$608.2

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings results from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to increased demand for existing large refinery customers, new customers, and expansion projects, primarily in the chemicals industry.

The retail electric price variance is primarily due to an increase in the formula rate plan, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 2 to the financial statements herein for further discussion.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$1,192.0
Volume/weather	(21.2)
Louisiana Act 55 financing savings obligation	(16.1)
Retail electric price	25.8
Other	(8.4)
2016 net revenue	$1,172.1

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to increased demand for existing large refinery customers, new customers, and expansion projects, primarily in the chemicals industry.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings results from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to an increase in the formula rate plan, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 2 to the financial statements herein for further discussion.

Other Income Statement Variances

Second Quarter 2016 Compared to Second Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $6 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement costs as a result of higher discount rates used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
a decrease of $4.4 million as a result of spending in 2015 related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. Deferrals of $15.8 million of certain external costs incurred were

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

recorded in the third and fourth quarter 2015, as approved by the LPSC. These costs are being amortized over a ten-year period beginning December 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination;

•
a decrease of $3 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase; and

•
the effects of recording the final court decision in the Entergy Louisiana lawsuit against the DOE related to River Bend spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $1.9 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the DOE litigation.

The decrease was partially offset by an increase of $5 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor.

Other income increased primarily due to higher trust income in 2016 on the River Bend and Waterford 3 decommissioning trust fund investments.

Interest expense increased primarily due to the issuance in March 2016 of $425 million of 3.25% Series collateral trust mortgage bonds and the issuance in March 2016 of $200 million of 4.95% Series first mortgage bonds, which were a further issuance of the 4.95% Series first mortgage bonds issued in November 2014.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $13 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement costs as a result of higher discount rates used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
a decrease of $12.1 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•
a decrease of $7.4 million as a result of spending in 2015 related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. Deferrals of $15.8 million of certain external costs incurred were recorded in the third and fourth quarter 2015, as approved by the LPSC. These costs are being amortized over a ten-year period beginning December 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination; and

•
the effects of recording the final court decision in the Entergy Louisiana lawsuit against the DOE related to River Bend spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $1.9 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements for discussion of the DOE litigation.

The decrease was partially offset by an increase of $10.3 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016.

Other income increased primarily due to higher trust income in 2016 on the River Bend and Waterford 3 decommissioning trust fund investments, partially offset by an increase in the allowance for equity funds used during construction resulting from increased transmission spending in 2016.

Interest expense increased primarily due to the issuance in March 2016 of $425 million of 3.25% Series collateral trust mortgage bonds and the issuance in March 2016 of $200 million of 4.95% Series first mortgage bonds, which were a further issuance of the 4.95% Series first mortgage bonds issued in November 2014.

Income Taxes

The effective income tax rate was (50.6%) for the second quarter 2016 and (10.7%) for the six months ended June 30, 2016.  The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Note 10 to the financial statements for additional discussion of the 2010-2011 IRS audit settlement.

The effective income tax rate was 33.1% for the second quarter 2015.  The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 29.1% for the six months ended June 30, 2015.  The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

Louisiana Tax Legislation

In the first and second quarters of 2016 the Louisiana Legislature conducted special sessions in which various corporate tax changes passed and were enacted. Entergy Louisiana does not consider any current changes to be material to results of operations, financial position, or cash flows. A summary of the changes is described below:

•
Restrictions were enacted on the utilization of net operating loss carryovers. Entergy Louisiana has determined that no additional valuation allowance is necessary at this time on its Louisiana net operating loss carryovers.

•
Depending on the outcome of a statewide election to amend the Louisiana Constitution in November 2016, the applicable Louisiana corporate tax rate may change slightly. It would require a deferred tax adjustment for Entergy companies that have a Louisiana nexus; however, the net effect would be less than a 1% increase in the applicable tax rate for such companies.

•
Effective January 1, 2017, franchise tax will be applicable to limited liability companies that elect to be taxed as corporations for income tax purposes. Entergy currently estimates that its consolidated Louisiana franchise tax liability will increase in the range of $4 million to $10 million as a result of such franchise tax change.

•
The Louisiana state sales tax rate was increased by 1% and certain tax exemptions were made temporarily inoperable. The combination of the two will likely increase Entergy Louisiana’s costs related to fuel, capital

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

expenditures, and other operating expenses. These temporary provisions are currently scheduled to be in place through mid-2018.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,102	$320,516

Cash flow provided by (used in):
Operating activities	440,356	563,822
Investing activities	(859,906)	(536,796)
Financing activities	459,253	(47,410)
Net increase (decrease) in cash and cash equivalents	39,703	(20,384)

Cash and cash equivalents at end of period	$74,805	$300,132

Operating Activities

Net cash flow provided by operating activities decreased $123.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•
income tax payments of $62.7 million in 2016 compared to income tax refunds of $4.1 million in 2015. Entergy Louisiana made income tax payments of $62.7 million in 2016 related to the 2016 payments for state taxes resulting from the correlative effect of the final settlement of the 2006-2007 IRS audit and the effect of net operating loss limitations discussed above in “Louisiana Tax Legislation”. Entergy Louisiana received income tax refunds of $4.1 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from an Entergy Louisiana overpayment associated with the final settlement of amounts outstanding from the 2006-2007 IRS audit. See Note 3 to the financial statements in the Form 10-K for a discussion of the 2006-2007 IRS audit; and

•
an increase of $72 million in interest paid primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 11 to the financial statements herein for a discussion of the purchase of a beneficial interest in the Waterford 3 leased assets.

Investing Activities

Net cash flow used in investing activities increased $323.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•
the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $474 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•	an increase in fossil-fueled generation construction expenditures primarily due to increased spending on the St. Charles Power Station project; and

•	an increase of $11.2 million due to various technology projects and upgrades in 2016.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	cash collateral of $32.3 million posted in 2015 to support Entergy Louisiana’s obligation to MISO;

•	a decrease in nuclear expenditures primarily due to a decreased scope of work performed in 2016 as compared to 2015; and

•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $0.2 million for the six months ended June 30, 2016 compared to increasing by $16.9 million for the six months ended June 30, 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $459.3 million of cash for the six months ended June 30, 2016 compared to using $47.4 million of cash for the six months ended June 30, 2015 primarily due to the net issuance of $569 million of long-term debt in 2016 compared to the net retirement of $25.4 million of long-term debt in 2015, partially offset by $105.5 million in common equity distributions in 2016. No common equity distributions were made during the six months ended June 30, 2015 in anticipation of the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2016 and the increase in cash and cash equivalents.

	June 30, 2016	December 31, 2015
Debt to capital	52.3%	50.8%
Effect of excluding securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	51.8%	50.2%
Effect of subtracting cash	(0.4%)	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	51.4%	50.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Entergy Louisiana seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as an equity distribution, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Louisiana may issue incremental debt or reduce equity distributions, or both, to maintain its targeted capital structure.  Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for equity distributions can change significantly from year to year.

Following are updates to information provided in the Form 10-K.

The current annual amounts of Entergy Louisiana’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$920	$775	$820
Transmission	250	390	295
Distribution	265	335	300
Other	65	50	45
Total	$1,500	$1,550	$1,460

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments such as the Union Power Station purchase in March 2016, the St. Charles Power Station, discussed below, and the self-build option at Entergy Louisiana’s Nelson site selected in the RFP for Developmental and Existing Capacity and Energy Resources; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$6,322	$6,154	$19,756	$2,815

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2020.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2016, there were no cash borrowings and $6.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2016, a $59.1 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of June 30, 2016, $59.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana Waterford 3 nuclear fuel company variable interest entity and there were no letters of credit outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. Testimony was filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the request for proposal excluded consideration of certain resources that could be more cost effective, that the request for proposal provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions. The request for proposal independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, in July 2016 an ALJ issued a final recommendation that the LPSC certify that the construction of St. Charles Power Station is in the public interest. Subject to timely regulatory approval by the LPSC and receipt of other permits and approvals, construction will commence, and commercial operation is estimated to occur in 2019. Pending receipt of these approvals, Entergy Louisiana continues pre-construction design and procurement activities, primarily focused on procuring long lead time items in order to preserve the project schedule.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflects an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue is required. The following other adjustments, however, are required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates are scheduled to be implemented with the first billing cycle of September 2016, subject to refund.

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement.

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $474 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of Entergy Louisiana’s decision to deactivate Willow Glen 2 and 4.  This matter is pending before an ALJ, and a hearing has been scheduled in March 2017 to determine, under applicable law, whether Willow Glen 2 and 4 units should be returned to service.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting report that indicates no outstanding issues remain in the filing. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the term of the gas rate stabilization plan for an additional three-year term. A procedural schedule has been established, including a hearing in November 2016.

Fuel and purchased power cost recovery

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

intervenor. A procedural schedule has been established for this proceeding, including an evidentiary hearing in November 2016.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. Entergy Louisiana has recorded a provision for the estimated outcome of this proceeding. A procedural schedule has been established for this proceeding, including a hearing in December 2016.

In June 2016 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment and purchased gas adjustment mechanisms for the period from 2012 through 2015. Discovery has not commenced.

Other dockets

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of Cleco Corporation’s acquisition by third party investors.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the recently-approved Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

Waterford 3’s operating license is currently due to expire in December 2024.  In March 2016, Entergy Louisiana filed an application with the NRC for an extension of Waterford 3’s operating license to 2044.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Waterford 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear sustainability plan.  That plan has not been fully developed, but it will result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear sustainability plan, and an estimate of the costs associated with this plan cannot be made at this time.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$989,732	$1,064,328	$1,926,163	$2,109,139
Natural gas	9,302	10,270	28,016	34,651
TOTAL	999,034	1,074,598	1,954,179	2,143,790

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	152,340	176,991	354,423	396,649
Purchased power	224,699	289,560	416,097	560,759
Nuclear refueling outage expenses	12,974	11,809	25,754	22,939
Other operation and maintenance	232,957	248,277	439,021	469,078
Decommissioning	11,658	10,784	23,166	21,429
Taxes other than income taxes	44,366	40,171	86,728	84,061
Depreciation and amortization	112,452	110,758	222,043	217,626
Other regulatory charges (credits) - net	13,836	(4,820)	11,577	(5,595)
TOTAL	805,282	883,530	1,578,809	1,766,946

OPERATING INCOME	193,752	191,068	375,370	376,844

OTHER INCOME
Allowance for equity funds used during construction	4,506	4,223	11,744	9,695
Interest and investment income	40,251	34,781	77,667	74,797
Miscellaneous - net	(1,870)	(4,588)	(5,615)	(4,788)
TOTAL	42,887	34,416	83,796	79,704

INTEREST EXPENSE
Interest expense	70,787	65,003	135,863	130,284
Allowance for borrowed funds used during construction	(2,383)	(2,365)	(6,280)	(5,493)
TOTAL	68,404	62,638	129,583	124,791

INCOME BEFORE INCOME TAXES	168,235	162,846	329,583	331,757

Income taxes	(85,090)	53,865	(35,348)	96,667

NET INCOME	253,325	108,981	364,931	235,090

Preferred dividend requirements and other	—	1,944	—	3,887

EARNINGS APPLICABLE TO COMMON EQUITY	$253,325	$107,037	$364,931	$231,203

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)

Net Income	$253,325	$108,981	$364,931	$235,090
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($144), $257, ($259), and $545)	(230)	412	(493)	792
Other comprehensive income (loss)	(230)	412	(493)	792
Comprehensive Income	$253,095	$109,393	$364,438	$235,882

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$364,931	$235,090
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	301,815	297,302
Deferred income taxes, investment tax credits, and non-current taxes accrued	(49,661)	135,120
Changes in working capital:
Receivables	(72,931)	(76,119)
Fuel inventory	(5,053)	(2,890)
Accounts payable	(22,830)	34,241
Prepaid taxes and taxes accrued	23,850	23,931
Interest accrued	(4,216)	1,985
Deferred fuel costs	4,093	(32,819)
Other working capital accounts	(26,514)	(31,192)
Changes in provisions for estimated losses	1,734	(5,165)
Changes in other regulatory assets	58,429	45,422
Changes in pension and other postretirement liabilities	(35,869)	(24,796)
Other	(97,422)	(36,288)
Net cash flow provided by operating activities	440,356	563,822

INVESTING ACTIVITIES
Construction expenditures	(403,387)	(374,174)
Allowance for equity funds used during construction	11,744	9,695
Payment for purchase of plant	(473,956)	—
Nuclear fuel purchases	(38,773)	(119,798)
Proceeds from the sale of nuclear fuel	64,498	17,070
Increase in investments	—	(32,300)
Payments to storm reserve escrow account	—	(42)
Changes to securitization account	225	9
Proceeds from nuclear decommissioning trust fund sales	123,546	65,127
Investment in nuclear decommissioning trust funds	(143,091)	(80,352)
Changes in money pool receivable - net	(168)	(16,941)
Changes in other investments - net	(544)	(5,090)
Net cash flow used in investing activities	(859,906)	(536,796)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,128,580	—
Retirement of long-term debt	(559,839)	(25,368)
Changes in credit borrowings - net	(888)	(5,766)
Distributions paid:
Common equity	(105,500)	—
Preferred membership interests	—	(3,887)
Other	(3,100)	(12,389)
Net cash flow provided by (used in) financing activities	459,253	(47,410)

Net increase (decrease) in cash and cash equivalents	39,703	(20,384)
Cash and cash equivalents at beginning of period	35,102	320,516
Cash and cash equivalents at end of period	$74,805	$300,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$196,514	$124,491
Income taxes	$62,676	($4,056)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$24,659	$348
Temporary cash investments	50,146	34,754
Total cash and cash equivalents	74,805	35,102
Accounts receivable:
Customer	167,646	179,051
Allowance for doubtful accounts	(6,633)	(4,209)
Associated companies	131,488	94,418
Other	112,044	56,793
Accrued unbilled revenues	180,343	143,079
Total accounts receivable	584,888	469,132
Fuel inventory	53,098	48,045
Materials and supplies - at average cost	305,376	282,688
Deferred nuclear refueling outage costs	41,548	66,984
Gas hedge contracts	12,817	—
Prepayments and other	45,300	28,294
TOTAL	1,117,832	930,245

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,094,817	1,042,293
Storm reserve escrow account	290,966	290,422
Non-utility property - at cost (less accumulated depreciation)	212,741	206,293
Other	28,920	14,776
TOTAL	3,018,031	2,944,371

UTILITY PLANT
Electric	18,891,958	17,629,077
Natural gas	165,193	159,252
Property under capital lease	—	341,514
Construction work in progress	382,197	420,874
Nuclear fuel	289,234	386,524
TOTAL UTILITY PLANT	19,728,582	18,937,241
Less - accumulated depreciation and amortization	8,594,494	8,302,774
UTILITY PLANT - NET	11,134,088	10,634,467

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	474,456	478,243
Other regulatory assets (includes securitization property of $104,520 as of June 30, 2016 and $114,701 as of December 31, 2015)	1,163,232	1,217,874
Deferred fuel costs	168,122	168,122
Other	20,081	14,125
TOTAL	1,825,891	1,878,364

TOTAL ASSETS	$17,095,842	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$61,004	$29,372
Short-term borrowings	59,469	60,356
Accounts payable:
Associated companies	102,443	165,419
Other	268,030	276,280
Customer deposits	148,760	146,555
Taxes accrued	148,992	125,142
Interest accrued	70,164	74,380
Deferred fuel costs	69,327	65,234
Other	88,794	79,982
TOTAL	1,016,983	1,022,720

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,447,814	2,506,956
Accumulated deferred investment tax credits	129,251	131,760
Regulatory liability for income taxes - net	—	2,473
Other regulatory liabilities	848,739	818,623
Decommissioning	1,054,914	1,027,862
Accumulated provisions	312,016	310,282
Pension and other postretirement liabilities	797,246	833,185
Long-term debt (includes securitization bonds of $110,717 as of June 30, 2016 and $120,549 as of December 31, 2015)	5,349,214	4,806,790
Long-term payables - associated companies	403	1,073
Other	143,027	188,411
TOTAL	11,082,624	10,627,415

Commitments and Contingencies

EQUITY
Member's equity	5,053,140	4,793,724
Accumulated other comprehensive loss	(56,905)	(56,412)
TOTAL	4,996,235	4,737,312

TOTAL LIABILITIES AND EQUITY	$17,095,842	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2014	$110,000	$4,316,210	($79,223)	$4,346,987

Net income	—	235,090	—	235,090
Other comprehensive income	—	—	792	792
Distributions declared on preferred membership interests	—	(3,887)	—	(3,887)
Other	—	(15)	—	(15)

Balance at June 30, 2015	$110,000	$4,547,398	($78,431)	$4,578,967

Balance at December 31, 2015	$—	$4,793,724	($56,412)	$4,737,312

Net income	—	364,931	—	364,931
Other comprehensive loss	—	—	(493)	(493)
Distributions declared on common equity	—	(105,500)	—	(105,500)
Other	—	(15)	—	(15)

Balance at June 30, 2016	$—	$5,053,140	($56,905)	$4,996,235

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS (a)
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$246	$280	($34)	(12)
Commercial	212	235	(23)	(10)
Industrial	319	344	(25)	(7)
Governmental	16	16	—	—
Total retail	793	875	(82)	(9)
Sales for resale:
Associated companies	105	108	(3)	(3)
Non-associated companies	18	12	6	—
Other	74	69	5	7
Total	$990	$1,064	($74)	(7)

Billed Electric Energy Sales (GWh):
Residential	2,919	3,117	(198)	(6)
Commercial	2,693	2,784	(91)	(3)
Industrial	7,294	6,748	546	8
Governmental	195	187	8	4
Total retail	13,101	12,836	265	2
Sales for resale:
Associated companies	2,175	2,049	126	6
Non-associated companies	698	191	507	265
Total	15,974	15,076	898	6

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$500	$587	($87)	(15)
Commercial	421	467	(46)	(10)
Industrial	645	686	(41)	(6)
Governmental	32	33	(1)	(3)
Total retail	1,598	1,773	(175)	(10)
Sales for resale:
Associated companies	194	204	(10)	(5)
Non-associated companies	24	24	—	—
Other	110	108	2	—
Total	$1,926	$2,109	($183)	(9)

Billed Electric Energy Sales (GWh):
Residential	5,973	6,624	(651)	(10)
Commercial	5,259	5,457	(198)	(4)
Industrial	14,317	13,315	1,002	8
Governmental	394	377	17	5
Total retail	25,943	25,773	170	1
Sales for resale:
Associated companies	3,744	3,681	63	2
Non-associated companies	986	398	588	148
Total	30,673	29,852	821	3

(a) Amounts have been retrospectively adjusted to reflect the effects of the Entergy Louisiana and Entergy Gulf States Louisiana business combination for the three and six months ended June 30, 2015. See Note 1 to the financial statements in the Form 10-K for a discussion of the business combination.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2016 Compared to Second Quarter 2015

Net income increased $5.9 million primarily due to lower other operation and maintenance expenses and lower taxes other than income taxes, partially offset by lower net revenue and higher depreciation and amortization expenses.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income decreased $1.9 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower taxes other than income taxes.

Net Revenue

Second Quarter 2016 Compared to Second Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$178.9
Retail electric price	(1.9)
Other	(0.2)
2016 net revenue	$176.8

The retail electric price variance is primarily due to a decrease in ad valorem tax collections in 2016 as compared to the same period in 2015 as part of the 2015 rate case order.  In June 2016 the MPSC approved an ad valorem tax rider schedule, effective with the first billing cycle of July 2016, that is set to recover calendar year 2016 incremental ad valorem tax expense above the amount approved in the forward test year formula rate plan.  See Note 2 to the financial statements herein for more discussion on the ad valorem tax rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$354.7
Retail electric price	(13.9)
Volume/weather	(7.8)
Reserve equalization	(2.8)
Other	(3.8)
2016 net revenue	$326.4

The retail electric price variance is primarily due to a decrease in ad valorem tax collections in 2016 as compared to the same period in 2015 as part of the 2015 rate case order.  In June 2016 the MPSC approved an ad valorem tax rider schedule, effective with the first billing cycle of July 2016, that is set to recover calendar year 2016 incremental ad valorem tax expense above the amount approved in the forward test year formula rate plan.  See Note 2 to the financial statements herein for more discussion on the ad valorem tax rider.

The volume/weather variance is primarily due to a decrease of 188 GWh, or 3%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

The reserve equalization revenue variance is primarily due to the absence of reserve equalization revenue as compared to the same period in 2015 resulting from Entergy Mississippi’s exit from the System Agreement in November 2015.

Other Income Statement Variances

Second Quarter 2016 Compared to Second Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $4 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2016 as compared to the same period in 2015;

•	a $2.6 million loss recognized in 2015 on the disposition of plant components; and

•
a decrease of $1.4 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $2.5 million in loss reserves and an increase of $1.7 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Taxes other than income taxes decreased primarily due to the MPSC's June 2016 approval of a revised ad valorem tax rider allowing Entergy Mississippi to recover the difference in 2016 ad valorem tax expense and the amount approved in base rates in the 2016 formula rate plan order. See Note 2 to the financial statements herein for further discussion on the ad valorem tax rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $13.6 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2016 as compared to the same period in 2015;

•	a $2.6 million loss recognized in 2015 on the disposition of plant components; and

•
a decrease of $2.2 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $2.7 million in distribution expenses primarily due to vegetation maintenance.

Taxes other than income taxes decreased primarily due to the MPSC's June 2016 approval of a revised ad valorem tax rider allowing Entergy Mississippi to recover the difference in 2016 ad valorem tax expense and the amount approved in base rates in the 2016 formula rate plan order. See Note 2 to the financial statements herein for further discussion on the ad valorem tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 32.7% for the second quarter 2016. The difference in the effective income tax rate for the second quarter 2016 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, partially offset by state income taxes.

The effective income tax rate was 35.2% for the six months ended June 30, 2016. The difference in the effective income tax rate for the six months ended June 30, 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 39.6% for the second quarter 2015 and 39.4% for the six months ended June 30, 2015. The differences in the effective income tax rates for the second quarter 2015 and the six months ended June 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$145,605	$61,633

Cash flow provided by (used in):
Operating activities	77,063	174,329
Investing activities	(128,241)	(87,554)
Financing activities	14,126	(34,001)
Net increase (decrease) in cash and cash equivalents	(37,052)	52,774

Cash and cash equivalents at end of period	$108,553	$114,407

Operating Activities

Net cash flow provided by operating activities decreased $97.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	decreased recovery of fuel costs in 2016 as compared to the same period in 2015;

•	timing of collections from customers; and

•
$15.1 million in insurance proceeds received in the first quarter of 2015 related to the Baxter Wilson plant event. See Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event.

Investing Activities

Net cash flow used in investing activities increased $40.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work done in 2016 as compared to the same period in 2015;

•
insurance proceeds of $12.7 million received in the first quarter of 2015 related to the Baxter Wilson plant event. See Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event; and

•	an increase of $10.7 million due to various technology projects and upgrades.

The increase was partially offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $12.4 million for the six months ended June 30, 2016 compared to increasing by $7.1 million for the six months ended June 30, 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Entergy Mississippi’s financing activities provided $14.1 million of cash for the six months ended June 30, 2016 compared to using $34 million of cash for the six months ended June 30, 2015 primarily due to the net issuance of $39.5 million of long-term debt in 2016 and a decrease of $8.5 million in common stock dividends paid in 2016 as compared to the same period in 2015.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2016	December 31, 2015
Debt to capital	50.2%	49.7%
Effect of subtracting cash	(2.6%)	(3.8%)
Net debt to net capital	47.6%	45.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for dividends can change significantly from year to year.

Following are updates to information provided in the Form 10-K.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The current annual amounts of Entergy Mississippi’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$30	$40	$50
Transmission	135	140	90
Distribution	135	115	120
Other	20	20	10
	$320	$315	$270

The updated capital plan for 2016-2018 reflects capital plan refinements and includes transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

Entergy Mississippi’s receivables from the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$13,514	$25,930	$7,736	$644

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2017. No borrowings were outstanding under the credit facilities as of June 30, 2016.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2016, a $26.7 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Formula Rate Plan

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation provided for a total revenue increase of $23.7 million. The revenue increase includes a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

also includes $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015, Entergy Mississippi shall file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2017 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

Storm Damage Provision and Storm Cost Recovery

As discussed in the Form 10-K, in February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage provision balance exceeding $15 million as of January 31, 2015, but would return to its current level when the storm damage provision balance becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$248,138	$344,975	$511,184	$705,790

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	(34)	64,208	61,346	154,819
Purchased power	74,361	95,763	129,744	187,921
Other operation and maintenance	60,381	65,114	111,654	130,186
Taxes other than income taxes	20,487	23,117	43,984	48,137
Depreciation and amortization	34,010	32,599	67,308	63,429
Other regulatory charges (credits) - net	(2,957)	6,088	(6,315)	8,373
TOTAL	186,248	286,889	407,721	592,865

OPERATING INCOME	61,890	58,086	103,463	112,925

OTHER INCOME
Allowance for equity funds used during construction	1,345	610	2,631	1,381
Interest and investment income	240	27	361	55
Miscellaneous - net	(1,050)	(1,130)	(1,755)	(1,932)
TOTAL	535	(493)	1,237	(496)

INTEREST EXPENSE
Interest expense	15,258	14,391	30,000	28,637
Allowance for borrowed funds used during construction	(691)	(324)	(1,358)	(741)
TOTAL	14,567	14,067	28,642	27,896

INCOME BEFORE INCOME TAXES	47,858	43,526	76,058	84,533

Income taxes	15,664	17,247	26,746	33,319

NET INCOME	32,194	26,279	49,312	51,214

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO COMMON STOCK	$31,487	$25,572	$47,898	$49,800

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$49,312	$51,214
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	67,308	63,429
Deferred income taxes, investment tax credits, and non-current taxes accrued	21,934	(25,582)
Changes in assets and liabilities:
Receivables	(24,273)	14,406
Fuel inventory	(5,040)	(7,318)
Accounts payable	21,359	(11,972)
Taxes accrued	(20,417)	30,554
Interest accrued	(584)	(3,304)
Deferred fuel costs	108	58,395
Other working capital accounts	(8,266)	(6,027)
Provisions for estimated losses	(188)	(203)
Other regulatory assets	(1,913)	22,799
Pension and other postretirement liabilities	(10,922)	(8,971)
Other assets and liabilities	(11,355)	(3,091)
Net cash flow provided by operating activities	77,063	174,329

INVESTING ACTIVITIES
Construction expenditures	(143,171)	(89,581)
Allowance for equity funds used during construction	2,631	1,381
Insurance proceeds	—	12,745
Changes in money pool receivable - net	12,416	(7,092)
Increase in other investments	—	(5,000)
Other	(117)	(7)
Net cash flow used in investing activities	(128,241)	(87,554)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	371,940	—
Retirement of long-term debt	(332,400)	—
Dividends paid:
Common stock	(24,000)	(32,500)
Preferred stock	(1,414)	(1,414)
Other	—	(87)
Net cash flow provided by (used in) financing activities	14,126	(34,001)

Net increase (decrease) in cash and cash equivalents	(37,052)	52,774
Cash and cash equivalents at beginning of period	145,605	61,633
Cash and cash equivalents at end of period	$108,553	$114,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$29,157	$30,637
Income taxes	($3,561)	$597

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,276	$1,426
Temporary cash investments	105,277	144,179
Total cash and cash equivalents	108,553	145,605
Accounts receivable:
Customer	39,890	56,685
Allowance for doubtful accounts	(505)	(718)
Associated companies	47,985	34,964
Other	7,436	8,276
Accrued unbilled revenues	63,542	47,284
Total accounts receivable	158,348	146,491
Fuel inventory - at average cost	56,313	51,273
Materials and supplies - at average cost	40,180	39,491
Prepayments and other	14,015	5,184
TOTAL	377,409	388,044

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,617	4,625
Escrow accounts	31,786	41,726
TOTAL	36,403	46,351

UTILITY PLANT
Electric	4,188,885	4,083,933
Property under capital lease	2,281	2,942
Construction work in progress	103,644	114,067
TOTAL UTILITY PLANT	4,294,810	4,200,942
Less - accumulated depreciation and amortization	1,559,956	1,534,522
UTILITY PLANT - NET	2,734,854	2,666,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	40,744	45,790
Other regulatory assets	338,040	328,681
Other	5,143	2,121
TOTAL	383,927	376,592

TOTAL ASSETS	$3,532,593	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$125,000
Accounts payable:
Associated companies	38,899	38,496
Other	63,384	51,502
Customer deposits	83,180	81,583
Taxes accrued	23,044	43,461
Interest accrued	20,247	20,831
Deferred fuel costs	107,862	107,754
Other	12,471	22,754
TOTAL	349,087	491,381

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	825,814	810,635
Accumulated deferred investment tax credits	4,565	4,645
Asset retirement cost liabilities	8,484	8,252
Accumulated provisions	47,874	48,062
Pension and other postretirement liabilities	109,292	120,217
Long-term debt	1,091,938	920,085
Other	9,210	11,699
TOTAL	2,097,177	1,923,595

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2016 and 2015	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	837,312	813,414
TOTAL	1,035,948	1,012,050

TOTAL LIABILITIES AND EQUITY	$3,532,593	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	51,214	51,214
Common stock dividends	—	—	(32,500)	(32,500)
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2015	$199,326	($690)	$780,834	$979,470

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	49,312	49,312
Common stock dividends	—	—	(24,000)	(24,000)
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2016	$199,326	($690)	$837,312	$1,035,948

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$88	$119	($31)	(26)
Commercial	81	112	(31)	(28)
Industrial	29	41	(12)	(29)
Governmental	9	12	(3)	(25)
Total retail	207	284	(77)	(27)
Sales for resale:
Associated companies	—	21	(21)	(100)
Non-associated companies	5	3	2	67
Other	36	37	(1)	(3)
Total	$248	$345	($97)	(28)

Billed Electric Energy Sales (GWh):
Residential	1,085	1,100	(15)	(1)
Commercial	1,126	1,141	(15)	(1)
Industrial	587	544	43	8
Governmental	102	101	1	1
Total retail	2,900	2,886	14	—
Sales for resale:
Associated companies	—	433	(433)	(100)
Non-associated companies	243	55	188	342
Total	3,143	3,374	(231)	(7)

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$204	$273	($69)	(25)
Commercial	173	225	(52)	(23)
Industrial	63	81	(18)	(22)
Governmental	19	24	(5)	(21)
Total retail	459	603	(144)	(24)
Sales for resale:
Associated companies	—	43	(43)	(100)
Non-associated companies	10	6	4	67
Other	42	54	(12)	(22)
Total	$511	$706	($195)	(28)

Billed Electric Energy Sales (GWh):
Residential	2,370	2,588	(218)	(8)
Commercial	2,205	2,251	(46)	(2)
Industrial	1,136	1,061	75	7
Governmental	200	199	1	1
Total retail	5,911	6,099	(188)	(3)
Sales for resale:
Associated companies	—	907	(907)	(100)
Non-associated companies	375	93	282	303
Total	6,286	7,099	(813)	(11)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Algiers Asset Transfer” in the Form 10-K for a discussion of the Algiers asset transfer on September 1, 2015. The effect of the Algiers transfer has been retrospectively applied to the three and six months ended June 30, 2015 Entergy New Orleans financial statements that are presented in this report.

Results of Operations

Net Income

Second Quarter 2016 Compared to Second Quarter 2015

Net income remained relatively unchanged, increasing by $0.9 million, primarily due to higher net revenue and lower other operation and maintenance expenses, substantially offset by higher depreciation and amortization expenses, higher interest expense, and a higher effective income tax rate.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income remained relatively unchanged, increasing by $0.8 million, primarily due to lower other operation and maintenance expenses and higher net revenue, substantially offset by higher depreciation and amortization expenses, a higher effective income tax rate, and higher interest expense.

Net Revenue

Second Quarter 2016 Compared to Second Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$73.6
Retail electric price	10.6
Volume/weather	(2.9)
Other	(0.9)
2016 net revenue	$80.4

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, related to the purchase of Power Block 1 of the Union Power Station. The increase was partially offset by lower storm reserve rider revenues due to the cessation of the storm reserve rider in August 2015. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to a decrease of 59 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales. The decrease is partially offset by a 2% increase in the average number of electric customers.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$145.7
Retail electric price	13.1
Net gas revenue	(2.6)
Volume/weather	(4.8)
Other	(3.0)
2016 net revenue	$148.4

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, related to the purchase of Power Block 1 of the Union Power Station. The increase was partially offset by lower storm reserve rider revenues due to the cessation of the storm reserve rider in August 2015. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery.

The net gas revenue variance is primarily due to the effect of less favorable weather in the residential and commercial sectors.

The volume/weather variance is primarily due to a decrease of 125 GWh, or 5%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales. The decrease is partially offset by a 2% increase in the average number of electric customers.

Other Income Statement Variances

Second Quarter 2016 Compared to Second Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $1.8 million primarily due to the cessation of storm damage provisions in August 2015. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery;

•
a decrease of $1.6 million due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 primarily as a result of Entergy Mississippi’s exit from the System Agreement in November 2015; and

•
a decrease of $1.1 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 1 of the Union Power Station in March 2016.

Interest expense increased primarily due to the issuance of $110 million of 5.5% Series first mortgage bonds in March 2016 and the issuance of $98.7 million of storm cost recovery bonds in July 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $3.6 million primarily due to the cessation of storm damage provisions in August 2015. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery;

•
a decrease of $3.1 million due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 primarily as a result of Entergy Mississippi’s exit from the System Agreement in November 2015; and

•
a decrease of $1.2 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of Power Block 1 of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 1 of the Union Power Station in March 2016.

Interest expense increased primarily due to the issuance of $110 million of 5.5% Series first mortgage bonds in March 2016 and the issuance of $98.7 million of storm cost recovery bonds in July 2015.

Income Taxes

The effective income tax rate was 44.5% for the second quarter 2016 and 41.2% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 34.4% for the second quarter 2015 and 34.5% for the six months ended June 30, 2015. The differences in the effective income tax rates for the second quarter 2015 and the six months ended June 30, 2015 versus the federal statutory rate of 35% were primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$88,876	$42,389

Cash flow provided by (used in):
Operating activities	39,268	31,861
Investing activities	(258,036)	(37,081)
Financing activities	154,510	(7,814)
Net decrease in cash and cash equivalents	(64,258)	(13,034)

Cash and cash equivalents at end of period	$24,618	$29,355

Operating Activities

Net cash flow provided by operating activities increased $7.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to $3.2 million in payments made in 2015 related to settlements on asbestos claims and the timing of payments to vendors, offset by an increase of $2.5 million in income taxes paid.

Investing Activities

Net cash flow used in investing activities increased $221 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase. The increase was partially offset by money pool activity.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $12.8 million in 2016 compared to increasing $1.5 million in 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $154.5 million of cash for the six months ended June 30, 2016 compared to using $7.8 million of cash for the six months ended June 30, 2015 primarily due to the net issuance of $113.6 million of long-term debt in 2016 and a $47.8 million capital contribution received from Entergy Corporation in March 2016 in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long term debt in 2016, partially offset by the $47.8 million capital contribution received from Entergy Corporation in March 2016.

	June 30, 2016	December 31, 2015
Debt to capital	51.5%	48.1%
Effect of excluding securitization bonds	(5.5%)	(8.1%)
Debt to capital, excluding securitization bonds (a)	46.0%	40.0%
Effect of subtracting cash	(1.7%)	(10.0%)
Net debt to net capital, excluding securitization bonds (a)	44.3%	30.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Entergy New Orleans seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy New Orleans may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy New Orleans may receive equity contributions to maintain the targeted capital structure.

Following are updates to information provided in the Form 10-K.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The current annual amounts of Entergy New Orleans’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$265	$55	$115
Transmission	5	15	10
Distribution	35	50	55
Other	30	25	25
Total	$335	$145	$205

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments such as the Union Power Station purchase in March 2016 and the New Orleans Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$3,007	$15,794	$1,946	$442

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2016, there were no cash borrowings and no letters of credit outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2016, a $13.3 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.
Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through June 2018.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 megawatt advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. Entergy New Orleans is seeking a procedural schedule that will provide a Council decision within a timeframe that would support a commercial operation date in late-2019.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring which would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval of the City Council and the FERC. If the application is approved by the City Council in 2016, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2016 and 2017. The filing with the FERC has not yet been made, but if the restructuring is approved by the FERC by December 31, 2018, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2018, 2019, and 2020.  If City Council and FERC approvals are obtained, Entergy New Orleans expects the restructuring will be consummated by December 31, 2017.

It is currently contemplated that Entergy New Orleans would undertake a multi-step restructuring, which would include the following:

•
Entergy New Orleans would redeem its outstanding preferred stock at a price of approximately $21 million, which includes an expected call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans would convert from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans will allocate substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power will assume substantially all of the liabilities of Entergy New Orleans, in a transaction regarded as a merger under the TXBOC. Entergy New Orleans will remain in existence and hold the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans will contribute the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy New Orleans will change its name to Entergy New Orleans Holdings, Inc., and Entergy New Orleans Power will then change its name to Entergy New Orleans, LLC.

Upon the completion of the restructuring, Entergy New Orleans, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy New Orleans. Entergy New Orleans may modify or supplement the steps to be taken to effectuate the restructuring.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Show Cause Order

In July 2016 the City Council approved the issuance of a show cause order, which directs Entergy New Orleans to make a filing on or before September 29, 2016 to demonstrate the reasonableness of its actions or positions with regard to certain issues in four existing dockets that relate to Entergy New Orleans’s: (i) storm hardening proposal; (ii) 2015 integrated resource plan; (iii) gas infrastructure rebuild proposal; and (iv) proposed sizing of the New Orleans Power Station and its community outreach prior to the filing.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$149,101	$143,246	$271,542	$264,741
Natural gas	15,819	17,506	42,718	52,637
TOTAL	164,920	160,752	314,260	317,378

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	12,554	16,099	23,475	37,722
Purchased power	70,583	71,385	139,108	134,520
Other operation and maintenance	28,659	32,082	51,501	60,082
Taxes other than income taxes	10,925	11,275	22,437	23,168
Depreciation and amortization	13,908	10,080	25,672	21,600
Other regulatory charges (credits) - net	1,378	(323)	3,274	(613)
TOTAL	138,007	140,598	265,467	276,479

OPERATING INCOME	26,913	20,154	48,793	40,899

OTHER INCOME
Allowance for equity funds used during construction	143	312	456	632
Interest and investment income	30	13	99	39
Miscellaneous - net	192	248	(53)	612
TOTAL	365	573	502	1,283

INTEREST EXPENSE
Interest expense	5,984	4,266	10,357	8,607
Allowance for borrowed funds used during construction	(49)	(144)	(175)	(294)
TOTAL	5,935	4,122	10,182	8,313

INCOME BEFORE INCOME TAXES	21,343	16,605	39,113	33,869

Income taxes	9,500	5,710	16,103	11,682

NET INCOME	11,843	10,895	23,010	22,187

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO COMMON STOCK	$11,602	$10,654	$22,528	$21,705

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$23,010	$22,187
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	25,672	21,600
Deferred income taxes, investment tax credits, and non-current taxes accrued	(2,665)	10,028
Changes in assets and liabilities:
Receivables	(16,285)	(840)
Fuel inventory	1,822	1,938
Accounts payable	6,362	2,313
Taxes accrued	36,982	—
Interest accrued	255	(399)
Deferred fuel costs	(13,664)	(9,557)
Other working capital accounts	(7,310)	(6,433)
Provisions for estimated losses	1,804	(188)
Other regulatory assets	5,799	(24,779)
Pension and other postretirement liabilities	(8,245)	(6,437)
Other assets and liabilities	(14,269)	22,428
Net cash flow provided by operating activities	39,268	31,861

INVESTING ACTIVITIES
Construction expenditures	(37,345)	(32,659)
Allowance for equity funds used during construction	456	632
Payment for purchase of plant	(236,978)	—
Investment in affiliates	(38)	—
Changes in money pool receivable - net	12,787	(1,504)
Receipts from storm reserve escrow account	3	3
Payments to storm reserve escrow account	(206)	(3,553)
Change in securitization account	3,285	—
Net cash flow used in investing activities	(258,036)	(37,081)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	190,672	—
Retirement of long-term debt	(77,094)	—
Capital contributions from parent	47,750	—
Dividends paid:
Common stock	(7,000)	(7,250)
Preferred stock	(482)	(482)
Other	664	(82)
Net cash flow provided by (used in) financing activities	154,510	(7,814)

Net decrease in cash and cash equivalents	(64,258)	(13,034)
Cash and cash equivalents at beginning of period	88,876	42,389
Cash and cash equivalents at end of period	$24,618	$29,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,435	$8,501
Income taxes	$2,500	$40

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,206	$1,068
Temporary cash investments	23,412	87,808
Total cash and cash equivalents	24,618	88,876
Securitization recovery trust account	1,335	4,620
Accounts receivable:
Customer	43,032	34,627
Allowance for doubtful accounts	(843)	(268)
Associated companies	13,120	23,248
Other	6,027	3,753
Accrued unbilled revenues	21,321	17,799
Total accounts receivable	82,657	79,159
Fuel inventory - at average cost	90	1,912
Materials and supplies - at average cost	15,273	13,244
Prepayments and other	15,974	10,263
TOTAL	139,947	198,074

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,206	81,002
Other	7,160	3
TOTAL	89,382	82,021

UTILITY PLANT
Electric	1,236,377	1,051,239
Natural gas	235,229	232,780
Construction work in progress	26,119	29,027
TOTAL UTILITY PLANT	1,497,725	1,313,046
Less - accumulated depreciation and amortization	594,956	648,081
UTILITY PLANT - NET	902,769	664,965

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $87,622 as of June 30, 2016 and $91,599 as of December 31, 2015)	259,523	265,322
Other	1,458	682
TOTAL	265,061	270,084

TOTAL ASSETS	$1,397,159	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Payable due to Entergy Louisiana	$4,973	$4,973
Accounts payable:
Associated companies	37,805	37,467
Other	26,164	21,471
Customer deposits	28,471	28,392
Taxes accrued	36,982	—
Interest accrued	5,164	4,909
Deferred fuel costs	15,357	29,021
Other	11,647	6,216
TOTAL CURRENT LIABILITIES	166,563	132,449

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	190,793	214,061
Accumulated deferred investment tax credits	687	753
Regulatory liability for income taxes - net	10,591	13,199
Asset retirement cost liabilities	2,779	2,687
Accumulated provisions	85,991	84,187
Pension and other postretirement liabilities	35,364	43,609
Long-term debt (includes securitization bonds of $90,002 as of June 30, 2016 and $95,867 as of December 31, 2015)	433,595	317,380
Long-term payable due to Entergy Louisiana	20,527	20,527
Gas system rebuild insurance proceeds	7,105	12,788
Other	10,074	3,692
TOTAL NON-CURRENT LIABILITIES	797,506	712,883

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2016 and 2015	33,744	33,744
Paid-in capital	171,544	123,794
Retained earnings	208,022	192,494
TOTAL	413,310	350,032

TOTAL LIABILITIES AND EQUITY	$1,397,159	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	22,187	22,187
Net income attributable to Entergy Louisiana	—	—	(631)	(631)
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2015	$33,744	$36,294	$171,811	$241,849

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	23,010	23,010
Capital contributions from parent	—	47,750	—	47,750
Common stock dividends	—	—	(7,000)	(7,000)
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2016	$33,744	$171,544	$208,022	$413,310

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS (a)
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$50	$49	$1	2
Commercial	51	47	4	9
Industrial	8	8	—	—
Governmental	17	16	1	6
Total retail	126	120	6	5
Sales for resale:
Associated companies	12	12	—	—
Non-associated companies	1	—	1	—
Other	10	11	(1)	(9)
Total	$149	$143	$6	4

Billed Electric Energy Sales (GWh):
Residential	459	490	(31)	(6)
Commercial	538	549	(11)	(2)
Industrial	107	116	(9)	(8)
Governmental	190	198	(8)	(4)
Total retail	1,294	1,353	(59)	(4)
Sales for resale:
Associated companies	556	268	288	107
Non-associated companies	41	1	40	4,000
Total	1,891	1,622	269	17

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$97	$97	$—	—
Commercial	95	88	7	8
Industrial	15	14	1	7
Governmental	32	29	3	10
Total retail	239	228	11	5
Sales for resale:
Associated companies	19	21	(2)	(10)
Non associated companies	1	—	1	—
Other	13	16	(3)	(19)
Total	$272	$265	$7	3

Billed Electric Energy Sales (GWh):
Residential	958	1,049	(91)	(9)
Commercial	1,048	1,055	(7)	(1)
Industrial	208	219	(11)	(5)
Governmental	368	384	(16)	(4)
Total retail	2,582	2,707	(125)	(5)
Sales for resale:
Associated companies	798	482	316	66
Non-associated companies	55	5	50	1,000
Total	3,435	3,194	241	8

(a) Amounts have been retrospectively adjusted to reflect the effects of the transfer of the Algiers assets for the three and six months ended June 30, 2015. See Note 1 to the financial statements in the Form 10-K for a discussion of the Algiers asset transfer.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2016 Compared to Second Quarter 2015

Net income increased $9.2 million primarily due to lower other operation and maintenance expenses and higher net revenue.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income increased $7.1 million primarily due to lower other operation and maintenance expenses.

Net Revenue

Second Quarter 2016 Compared to Second Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2016 to the second quarter 2015:

Amount
(In Millions)
2015 net revenue	$153.5
Volume/weather	4.1
Reserve equalization	3.0
Net wholesale revenue	(3.3)
Other	(0.3)
2016 net revenue	$157.0

The volume/weather variance is primarily due to an increase of 179 GWh, or 4%, in billed electricity usage, primarily due to an increase in industrial usage, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in industrial usage is primarily due to higher usage by petroleum refining customers.

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchased power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the purchased power agreements between Entergy Louisiana and Entergy Texas.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2016 to the six months ended June 30, 2015:

Amount
(In Millions)
2015 net revenue	$297.1
Volume/weather	(6.2)
Net wholesale revenue	(1.6)
Reserve equalization	8.3
Other	(2.4)
2016 net revenue	$295.2

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to higher usage by petroleum refining customers.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the purchased power agreements between Entergy Louisiana and Entergy Texas.

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchased power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015.

Other Income Statement Variances

Second Quarter 2016 Compared to Second Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $7.6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done in the prior year;

•
a decrease of $1.4 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $0.7 million in energy efficiency costs.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.6 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done in the prior year;

•
a decrease of $1.7 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $1.7 million in energy efficiency costs.

Income Taxes

The effective income tax rate was 39.9% for the second quarter 2016 and 39.2% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and for the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 38.7% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 36% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and the provision for uncertain tax positions, partially offset by state income taxes and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,182	$30,441

Cash flow provided by (used in):
Operating activities	172,175	131,842
Investing activities	(179,483)	(138,031)
Financing activities	61,063	10,449
Net increase in cash and cash equivalents	53,755	4,260

Cash and cash equivalents at end of period	$55,937	$34,701

Operating Activities

Net cash flow provided by operating activities increased $40.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to increased recovery of fuel and purchased power costs.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $41.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work performed in 2016 as compared to the same period in 2015;

•	an increase of $10.7 million due to various technology projects and upgrades in 2016; and

•	money pool activity.

The increase was partially offset by:

•	a decrease in fossil-fueled generation construction expenditures primarily due to a decreased scope of work performed during outages in 2016 as compared to the same period in 2015; and

•	cash collateral of $12 million posted in June 2015 to support Entergy Texas’s obligations to MISO.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $7 million for the six months ended June 30, 2016 compared to increasing by $2 million for the six months ended June 30, 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $50.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015 and the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015 and money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.1 million for the six months ended June 30, 2016.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2016	December 31, 2015
Debt to capital	60.6%	60.2%
Effect of excluding the securitization bonds	(8.7%)	(10.4%)
Debt to capital, excluding securitization bonds (a)	51.9%	49.8%
Effect of subtracting cash	(1.3%)	—%
Net debt to net capital, excluding securitization bonds (a)	50.6%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Entergy Texas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Texas may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for dividends can change significantly from year to year.

Following are updates to information provided in the Form 10-K.

The current annual amounts of Entergy Texas’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$50	$80	$200
Transmission	100	130	235
Distribution	115	115	120
Other	40	20	10
Total	$305	$345	$565

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments such as the self-build option at Entergy Texas’s Lewis Creek site selected in the request for proposal for Long-Term Combined Cycle Turbine Capacity and Energy Resources and Limited-Term Capacity and Energy Resources; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$7,011	($22,068)	$2,258	$306

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2020.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

of June 30, 2016, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2016, a $14.4 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. That petition is pending.

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In April 2016 the PUCT voted to allow Entergy Texas’s TCRF rates to become effective as of April 14, 2016 when those rates are finally approved, but did not otherwise address the proposal for decision. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which results in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. The federal appeal is scheduled to be heard in December 2016. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimates an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas is requesting authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also notes, however, that the $19.3 million over collection is currently being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also is requesting a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not be reviewed by the PUCT in a prior proceeding. The PUCT has one year to issue a final order in this proceeding.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$412,922	$402,921	$791,226	$814,132

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	71,478	50,360	163,882	124,167
Purchased power	167,071	180,843	297,483	355,048
Other operation and maintenance	54,135	66,062	107,170	122,587
Taxes other than income taxes	18,285	17,641	36,595	35,911
Depreciation and amortization	26,495	25,714	52,114	50,561
Other regulatory charges - net	17,419	18,237	34,674	37,781
TOTAL	354,883	358,857	691,918	726,055

OPERATING INCOME	58,039	44,064	99,308	88,077

OTHER INCOME
Allowance for equity funds used during construction	2,270	1,317	4,702	2,541
Interest and investment income (loss)	268	(193)	468	(406)
Miscellaneous - net	(54)	(178)	(470)	(114)
TOTAL	2,484	946	4,700	2,021

INTEREST EXPENSE
Interest expense	21,976	21,562	43,577	42,558
Allowance for borrowed funds used during construction	(1,473)	(862)	(3,054)	(1,656)
TOTAL	20,503	20,700	40,523	40,902

INCOME BEFORE INCOME TAXES	40,020	24,310	63,485	49,196

Income taxes	15,962	9,420	24,865	17,715

NET INCOME	$24,058	$14,890	$38,620	$31,481

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$38,620	$31,481
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	52,114	50,561
Deferred income taxes, investment tax credits, and non-current taxes accrued	(40,175)	(63,659)
Changes in assets and liabilities:
Receivables	(37,832)	471
Fuel inventory	14,129	(4,287)
Accounts payable	17,883	7,553
Prepaid taxes and taxes accrued	51,640	69,446
Interest accrued	(2,719)	447
Deferred fuel costs	54,066	252
Other working capital accounts	2,774	7,209
Provisions for estimated losses	(2,126)	(1,093)
Other regulatory assets	43,378	53,242
Pension and other postretirement liabilities	(12,850)	(9,860)
Other assets and liabilities	(6,727)	(9,921)
Net cash flow provided by operating activities	172,175	131,842

INVESTING ACTIVITIES
Construction expenditures	(185,945)	(133,344)
Allowance for equity funds used during construction	4,761	2,571
Increase in other investments	—	(12,000)
Changes in money pool receivable - net	(7,011)	(1,952)
Changes in securitization account	8,712	6,694
Net cash flow used in investing activities	(179,483)	(138,031)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	123,605	247,005
Retirement of long-term debt	(36,659)	(235,260)
Change in money pool payable - net	(22,068)	—
Other	(3,815)	(1,296)
Net cash flow provided by financing activities	61,063	10,449

Net increase in cash and cash equivalents	53,755	4,260
Cash and cash equivalents at beginning of period	2,182	30,441
Cash and cash equivalents at end of period	$55,937	$34,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$45,056	$40,252
Income taxes	$3,443	$3,162

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,300	$2,153
Temporary cash investments	54,637	29
Total cash and cash equivalents	55,937	2,182
Securitization recovery trust account	29,449	38,161
Accounts receivable:
Customer	58,963	61,870
Allowance for doubtful accounts	(556)	(474)
Associated companies	80,944	42,279
Other	13,944	11,054
Accrued unbilled revenues	46,472	40,195
Total accounts receivable	199,767	154,924
Fuel inventory - at average cost	32,813	46,942
Materials and supplies - at average cost	36,730	34,994
Prepayments and other	17,235	17,975
TOTAL	371,931	295,178

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	605	620
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,667	20,186
TOTAL	21,648	21,182

UTILITY PLANT
Electric	4,103,274	3,923,100
Construction work in progress	158,630	210,964
TOTAL UTILITY PLANT	4,261,904	4,134,064
Less - accumulated depreciation and amortization	1,494,506	1,477,529
UTILITY PLANT - NET	2,767,398	2,656,535

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	107,715	107,499
Other regulatory assets (includes securitization property of $424,606 as of June 30, 2016 and $453,317 as of December 31, 2015)	769,268	812,862
Other	6,741	5,326
TOTAL	883,724	925,687

TOTAL ASSETS	$4,044,701	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$96,270	$106,065
Other	71,430	87,421
Customer deposits	44,981	44,537
Taxes accrued	56,973	5,333
Interest accrued	26,487	29,206
Deferred fuel costs	79,190	25,124
Other	13,678	10,363
TOTAL	389,009	308,049

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	964,794	1,006,834
Accumulated deferred investment tax credits	13,384	13,835
Other regulatory liabilities	6,269	6,396
Asset retirement cost liabilities	6,294	6,124
Accumulated provisions	7,193	9,319
Pension and other postretirement liabilities	64,678	77,517
Long-term debt (includes securitization bonds of $460,675 as of June 30, 2016 and $497,030 as of December 31, 2015)	1,539,889	1,451,967
Other	53,115	57,085
TOTAL	2,655,616	2,629,077

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2016 and 2015	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	468,630	430,010
TOTAL	1,000,076	961,456

TOTAL LIABILITIES AND EQUITY	$4,044,701	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	31,481	31,481

Balance at June 30, 2015	$49,452	$481,994	$391,866	$923,312

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	38,620	38,620

Balance at June 30, 2016	$49,452	$481,994	$468,630	$1,000,076

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$130	$132	($2)	(2)
Commercial	85	86	(1)	(1)
Industrial	94	88	6	7
Governmental	6	6	—	—
Total retail	315	312	3	1
Sales for resale:
Associated companies	64	69	(5)	(7)
Non-associated companies	12	3	9	300
Other	22	19	3	16
Total	$413	$403	$10	2

Billed Electric Energy Sales (GWh):
Residential	1,209	1,233	(24)	(2)
Commercial	1,070	1,089	(19)	(2)
Industrial	1,938	1,719	219	13
Governmental	68	65	3	5
Total retail	4,285	4,106	179	4
Sales for resale:
Associated companies	1,683	1,484	199	13
Non-associated companies	345	32	313	978
Total	6,313	5,622	691	12

	Six Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$265	$288	($23)	(8)
Commercial	169	176	(7)	(4)
Industrial	188	179	9	5
Governmental	12	12	—	—
Total retail	634	655	(21)	(3)
Sales for resale:
Associated companies	117	127	(10)	(8)
Non-associated companies	18	10	8	80
Other	22	22	—	—
Total	$791	$814	($23)	(3)

Billed Electric Energy Sales (GWh):
Residential	2,484	2,692	(208)	(8)
Commercial	2,087	2,136	(49)	(2)
Industrial	3,745	3,328	417	13
Governmental	138	131	7	5
Total retail	8,454	8,287	167	2
Sales for resale:
Associated companies	3,105	2,672	433	16
Non-associated companies	494	125	369	295
Total	12,053	11,084	969	9

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

Second Quarter 2016 Compared to Second Quarter 2015

Net income changed insignificantly, increasing by $3.2 million, for the second quarter 2016 compared to the second quarter 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income changed insignificantly, increasing by $3.7 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$230,661	$223,179

Cash flow provided by (used in):
Operating activities	137,292	149,066
Investing activities	(167,749)	(49,867)
Financing activities	(61,410)	(211,331)
Net decrease in cash and cash equivalents	(91,867)	(112,132)

Cash and cash equivalents at end of period	$138,794	$111,047

Operating Activities

Net cash flow provided by operating activities decreased $11.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in spending of $33.4 million on nuclear refueling outages in 2016 as compared to the same period in 2015. The decrease was partially offset by:

•
a decrease of $21.9 million in income tax payments primarily due to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in the first quarter of 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audits; and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

•
a decrease in interest paid on the Grand Gulf sale-leaseback obligation in 2016 as compared to the same period in 2015 due to renewal of the lease in 2015. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

Investing Activities

Net cash flow used in investing activities increased $117.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	an increase in nuclear construction expenditures primarily as a result of a higher scope of work on Grand Gulf outage projects.

The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $22.2 million for the six months ended June 30, 2016 compared to increasing by $5.1 million for the six months ended June 30, 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $149.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to:

•
borrowings of $99.6 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to borrowings of $17.1 million on the nuclear fuel company variable interest entity’s credit facility in 2015;

•	redemption in April 2015, at maturity, of $60 million of System Energy nuclear fuel company variable interest entity’s 5.33% Series G notes; and

•	the partial repayment caused by System Energy in May 2015 of $35 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

The decrease was partially offset by the partial repayment caused by System Energy in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for System Energy as of June 30, 2016 is primarily due to borrowings of $99.6 million on the System Energy nuclear fuel company variable interest entity’s credit facility and a decrease in retained earnings.

	June 30, 2016	December 31, 2015
Debt to capital	48.4%	42.3%
Effect of subtracting cash	(5.9%)	(11.8%)
Net debt to net capital	42.5%	30.5%
Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. System Energy seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, System Energy may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for dividends can change significantly from year to year.

Following are updates to information provided in the Form 10-K.

The current annual amounts of System Energy’s planned construction and other capital investments are as follows:

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$90	$50	$65
Other	5	5	10
Total	$95	$55	$75

The updated capital plan for 2016-2018 reflects capital plan refinements and includes specific investments and initiatives such as NRC post-Fukushima requirements and plant improvements.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

System Energy’s receivables from the money pool were as follows:

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
(In Thousands)
$17,718	$39,926	$7,520	$2,373

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of June 30, 2016, $99.6 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear sustainability plan.  That plan has not been fully developed, but it will result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear sustainability plan, and an estimate of the costs associated with this plan cannot be made at this time.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$151,323	$163,101	$289,016	$319,140

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	20,394	22,943	33,822	43,416
Nuclear refueling outage expenses	4,905	5,420	9,489	11,102
Other operation and maintenance	35,766	41,083	67,926	76,789
Decommissioning	12,593	11,897	24,980	23,600
Taxes other than income taxes	6,385	6,558	12,637	13,766
Depreciation and amortization	35,384	37,247	70,091	74,307
Other regulatory credits - net	(9,124)	(7,517)	(22,415)	(17,094)
TOTAL	106,303	117,631	196,530	225,886

OPERATING INCOME	45,020	45,470	92,486	93,254

OTHER INCOME
Allowance for equity funds used during construction	1,602	2,042	4,331	3,693
Interest and investment income	5,124	3,250	8,398	7,463
Miscellaneous - net	(164)	(217)	(256)	(438)
TOTAL	6,562	5,075	12,473	10,718

INTEREST EXPENSE
Interest expense	9,382	12,347	18,934	25,360
Allowance for borrowed funds used during construction	(401)	(540)	(1,097)	(976)
TOTAL	8,981	11,807	17,837	24,384

INCOME BEFORE INCOME TAXES	42,601	38,738	87,122	79,588

Income taxes	17,511	16,878	36,074	32,195

NET INCOME	$25,090	$21,860	$51,048	$47,393

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$51,048	$47,393
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	123,424	136,091
Deferred income taxes, investment tax credits, and non-current taxes accrued	83,733	6,699
Changes in assets and liabilities:
Receivables	3,731	2,286
Accounts payable	(3,200)	(746)
Prepaid taxes and taxes accrued	(60,954)	(9,355)
Interest accrued	(145)	(17,070)
Other working capital accounts	(28,319)	3,148
Other regulatory assets	(9,844)	(7)
Pension and other postretirement liabilities	(9,071)	(6,620)
Other assets and liabilities	(13,111)	(12,753)
Net cash flow provided by operating activities	137,292	149,066

INVESTING ACTIVITIES
Construction expenditures	(57,429)	(27,608)
Allowance for equity funds used during construction	4,331	3,693
Nuclear fuel purchases	(130,275)	(26,831)
Proceeds from the sale of nuclear fuel	11,467	21,263
Proceeds from nuclear decommissioning trust fund sales	289,414	161,977
Investment in nuclear decommissioning trust funds	(307,465)	(177,214)
Changes in money pool receivable - net	22,208	(5,147)
Net cash flow used in investing activities	(167,749)	(49,867)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,001)	(106,405)
Changes in credit borrowings - net	99,617	17,102
Common stock dividends and distributions	(139,000)	(122,000)
Other	(26)	(28)
Net cash flow used in financing activities	(61,410)	(211,331)

Net decrease in cash and cash equivalents	(91,867)	(112,132)
Cash and cash equivalents at beginning of period	230,661	223,179
Cash and cash equivalents at end of period	$138,794	$111,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$18,494	$37,929
Income taxes	$3,402	$25,304

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$792	$8,681
Temporary cash investments	138,002	221,980
Total cash and cash equivalents	138,794	230,661
Accounts receivable:
Associated companies	68,252	93,724
Other	4,107	4,574
Total accounts receivable	72,359	98,298
Materials and supplies - at average cost	81,551	87,366
Deferred nuclear refueling outage costs	34,887	5,605
Prepaid taxes	70,281	9,327
Prepayments and other	6,818	1,955
TOTAL	404,690	433,212

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	741,112	701,460
TOTAL	741,112	701,460

UTILITY PLANT
Electric	4,327,329	4,253,949
Property under capital lease	575,027	575,027
Construction work in progress	56,277	92,546
Nuclear fuel	263,116	183,706
TOTAL UTILITY PLANT	5,221,749	5,105,228
Less - accumulated depreciation and amortization	3,013,134	2,961,842
UTILITY PLANT - NET	2,208,615	2,143,386

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	94,937	98,230
Other regulatory assets	360,967	347,830
Other	4,864	4,757
TOTAL	460,768	450,817

TOTAL ASSETS	$3,815,185	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,002	$2
Short-term borrowings	99,617	—
Accounts payable:
Associated companies	6,939	7,391
Other	22,383	34,010
Interest accrued	14,038	14,183
Other	1,937	1,926
TOTAL	194,916	57,512

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,097,454	1,019,075
Accumulated deferred investment tax credits	43,841	45,451
Other regulatory liabilities	353,331	337,424
Decommissioning	828,385	803,405
Pension and other postretirement liabilities	103,193	112,264
Long-term debt	500,924	572,665
Other	14	—
TOTAL	2,927,142	2,890,284

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2016 and 2015	679,350	719,350
Retained earnings	13,777	61,729
TOTAL	693,127	781,079

TOTAL LIABILITIES AND EQUITY	$3,815,185	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	47,393	47,393
Common stock dividends	—	(122,000)	(122,000)

Balance at June 30, 2015	$789,350	$6,554	$795,904

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	51,048	51,048
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)

Balance at June 30, 2016	$679,350	$13,777	$693,127

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Note 1 and Note 2 to the financial statements herein and “Item 5, Other Information, Environmental Regulation” below for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2016-4/30/2016	—	$—	—	$350,052,918
5/01/2016-5/31/2016	—	$—	—	$350,052,918
6/01/2016-6/30/2016	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2016, Entergy withheld 19,399 shares of its common stock at $68.09 per share, 36,439 shares of its common stock at $70.58 per share, and 82,619 shares of its common stock at $71.60 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

(a)	See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(b)
Maximum amount of shares that may yet be repurchased relates only to the $500 million plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE's breach of its obligations to remove spent fuel from nuclear sites. The following is an update to that discussion.

In April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $29 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $44 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case. In June 2015, Entergy Arkansas and System Energy appealed to the U.S. Court of Appeals for the Federal Circuit portions of those decisions relating to cask loading costs. In April 2016, the Federal Circuit issued a decision in both appeals in favor of Entergy Arkansas and System Energy, and remanded the cases back to the U.S. Court of Federal Claims. The U.S. Court of Federal Claims in June 2016 issued a final judgment in the amount of $49 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case and in July 2016 issued a final judgment in the amount of $31 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016. In January 2016 the U.S. Court of Federal Claims issued a judgment in the amount of $49 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. In April 2016, Entergy Louisiana appealed to the U.S. Court of Appeals for the Federal Circuit the portion of that decision relating to cask loading costs. After the ANO and Grand Gulf appeal was rendered, the U.S. Court of Appeals for the Federal Circuit remanded the Waterford 3 case back to the U.S. Court of Federal Claims for decision in accordance with the U.S. Court of Appeals ruling on cask loading costs. In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. The appeals period for the partial judgment has ended with no appeals filed, and Entergy Louisiana requested payment from the U.S. Treasury of the $42 million in June 2016. In May 2016, Entergy Nuclear Vermont Yankee and the DOE entered into a stipulation agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $19 million in favor of Entergy Nuclear Vermont Yankee and against the DOE in the second round Vermont Yankee damages case. Entergy received payment from the U.S. Treasury in June 2016. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2016, filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

NRC Reactor Oversight Process

See the discussion in Part I, Item 1 in the Form 10-K for information regarding the NRC’s Reactor Oversight Process and the status of each of Entergy’s nuclear plants. In March 2016 the NRC notified Entergy of its decision to place Indian Point 3 in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix.

Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In July 2016 the EPA finalized another round of designations for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that were included in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. Independence County and Calcasieu Parish were designated “unclassifiable,” and Jefferson County was designated “unclassifiable/attainment.” In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified areas in the country. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which has a compliance date, with a widely granted one-year extension, of April 2016. In June 2015 the U.S. Supreme Court reversed a U.S. Court of Appeals for the D.C. Circuit decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This EPA finding underpins the MATS rule. In November 2015 the EPA released a Proposed Supplemental Finding that consideration of costs does not alter its previous conclusion that it is appropriate and necessary to regulate hazardous air pollutants from power plants. In December 2015 the D.C. Circuit issued a ruling to leave the rule in effect while the EPA finalizes the appropriate and necessary finding to consider costs. In April 2016 the EPA issued a cost analysis meant to affirm the rule. The rule remains in place and effective and additional litigation is likely. Compliance with MATS was required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline were available from state permit authorities and the EPA. Entergy applied for and received a one-year extension for its affected facilities in Arkansas and Louisiana. The required controls have been installed and are operational at Entergy’s White Bluff and Independence units. At Entergy’s Nelson 6 unit, controls continue to be tested prior to full scale operation and to confirm regulatory compliance. Operations are being restricted as necessary to maintain compliance throughout this process. Additional expenditures or operational restrictions could be required for compliance depending on the final outcome of testing.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, in February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium has determined that the source is related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The system was secured and is no longer in use and additional measures have been taken to prevent reoccurrence should the system be needed again.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	4.31	3.79	3.62	3.08	2.04	2.22
Entergy Louisiana	2.90	2.61	3.30	3.44	3.36	3.31
Entergy Mississippi	3.55	2.79	3.19	3.23	3.59	3.42
Entergy New Orleans	4.72	2.91	1.85	3.55	4.90	4.85
Entergy Texas	2.34	1.76	1.94	2.39	2.22	2.37
System Energy	3.85	5.12	5.66	4.04	4.53	5.34

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	3.83	3.36	3.25	2.76	1.85	2.02
Entergy Louisiana	2.74	2.47	3.14	3.28	3.24	3.27
Entergy Mississippi	3.27	2.59	2.97	3.00	3.34	3.18
Entergy New Orleans	4.25	2.63	1.70	3.26	4.50	4.49

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

4(a) -	Thirty-second Supplemental Indenture, dated as of May 1, 2016, to Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988 (4.05 to Form 8-K filed May 13, 2016 in 1-31508).

4(b) -	Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

4(c) -	Fifth Supplemental Indenture, dated as of May 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.40 to Form 8-K filed May 19, 2016 in 1-32718).

4(d) -	Eighty-fifth Supplemental Indenture, dated as of May 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of September 1, 1926 (4.42 to Form 8-K filed May 19, 2016 in 1-32718).

4(e) -	Twentieth Supplemental Indenture, dated as of May 1, 2016, to Entergy New Orleans Mortgage and Deed of Trust, dated as of May 1, 1987 (4.02 to Form 8-K filed May 24, 2016 in 0-05807).

*4(f) -
Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2016, among Entergy New Orleans, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent.

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(d) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(f) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

*	Filed herewith.

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

Date:    August 4, 2016